Form 10KSB
period 2006-09-30
LANE CO 5 INC
filed 2009-01-13
CIK 1347008

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended: September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __ to __
Commission File No. 000-51674

Lane Co # 5, Inc.
(Name of Small Business Issuer in its Charter)

Delaware	20-3771307
(State of Incorporation) (Small Business Issuer)	(I.R.S. Employer Identification No.)

2425 Post Road Suite 205 Southport, CT (Address of principal executive offices)	06890-1267 (Zip Code)

Issuer’s telephone number, Including Area Code: (203) 255-0341
Securities registered pursuant to Section 12(b) of the Act: None
 Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.0001

                                                                               (Title of Class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) YES ☒   NO ☐

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) YES ☐ NO ☒

The registrant did not have any revenues for the year ended September 30, 2006.

As of January 12, 2009, there were 100,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE:
None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Lane Co #5, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

(a)	Business Development

Lane Co #5, Inc. (the "Company" or the "Registrant") was incorporated in the State of Delaware on November 2, 2005. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a “blank check” company as defined in Rule 419(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) to pursue a business combination.  The business purpose of the Company is to seek the acquisition of or merger with, an existing company.

(b)	Business of Issuer

The Company, based on proposed business activities, is a “blank check” company as defined in Rule 419(a)(2) of the Securities Act. The SEC defines those companies as “any development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person and that is issuing a penny stock, within the meaning of Section 3 (a) (51) of the Securities Exchange Act of 1934.” Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities has and will be undertaken by or under the supervision of the officers and directors of the Registrant. The Registrant has considered potential acquisition transactions with several companies, but as of this date has not entered into any Letter of Intent or other agreement with any party. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

(a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c) Strength and diversity of management, either in place or scheduled for recruitment;

(d) Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e) The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

(f) The extent to which the business opportunity can be advanced;

(g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h) Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant's limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.

It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a) (1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Registrant prior to such reorganization.

The present stockholders of the Registrant will likely not have control of a majority of the voting shares of the Registrant following a reorganization transaction. As part of such a transaction, all or a majority of the Registrant's directors may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees. Our sole officer and director  is engaged in outside business activities and  anticipate that  he will devote to our business only several hours per week until the acquisition of a successful business opportunity has been consummated. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

(c) Reports to security holders.

(1) The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

(2) The Company will file reports with the SEC. The Company will be a reporting company and will comply with the requirements of the Securities Exchange Act of 1934, as amended.

(3) The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Employees

The Company currently has no employees.

RISK FACTORS

AN INVESTMENT IN THE COMPANY IS HIGHLY SPECULATIVE IN NATURE AND INVOLVES AN EXTREMELY HIGH DEGREE OF RISK.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, our officers and directors are currently involved with other blank check companies and conflicts in the pursuit of business combinations with such other blank check companies with which they and other members of our management are, and may be the future be, affiliated with may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE NO OPERATING HISTORY.

As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

THERE IS COMPETITION FOR THOSE PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY MANAGEMENT.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

THE COMPANY HAS NO EXISTING AGREEMENT FOR A BUSINESS COMBINATION OR OTHER  TRANSACTION.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

MANAGEMENT INTENDS TO DEVOTE ONLY A LIMITED AMOUNT OF TIME TO SEEKING A TARGET COMPANY WHICH MAY ADVERSELY IMPACT OUR ABILITY TO IDENTIFY A SUITABLE ACQUISITION CANDIDATE.

While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company's affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

THE TIME AND COST OF PREPARING A PRIVATE COMPANY TO BECOME A PUBLIC REPORTING COMPANY MAY PRECLUDE US FROM ENTERING INTO A MERGER OR ACQUISITION WITH THE MOST ATTRACTIVE PRIVATE COMPANIES.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

THE COMPANY MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act and, consequently, violation of the Act could subject us to material adverse consequences.

ANY POTENTIAL ACQUISITION OR MERGER WITH A FOREIGN COMPANY MAY SUBJECT US TOADDITIONAL RISKS.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

THERE IS CURRENTLY NO TRADING MARKET FOR OUR COMMON STOCK.

Outstanding shares of our Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment.

OUR BUSINESS WILL HAVE NO REVENUES UNLESS AND UNTIL WE MERGE WITH OR ACQUIRE AN OPERATING BUSINESS.

We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

THE COMPANY INTENDS TO ISSUE MORE SHARES IN A MERGER OR ACQUISITION, WHICH WILL RESULT IN SUBSTANTIAL DILUTION.

Our certificate of incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

THE COMPANY HAS CONDUCTED NO MARKET RESEARCH OR IDENTIFICATION OF BUSINESS OPPORTUNITIES, WHICH MAY AFFECT OUR ABILITY TO IDENTIFY A BUSINESS TO MERGE WITH OR ACQUIRE.

The Company has neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us.  Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

BECAUSE WE MAY SEEK TO COMPLETE A BUSINESS COMBINATION THROUGH A "REVERSE MERGER", FOLLOWING SUCH A TRANSACTION WE MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS.

Additional risks may exist since we will assist a privately held business to become public through a "reverse merger." Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

WE CANNOT ASSURE YOU THAT FOLLOWING A BUSINESS COMBINATION WITH AN OPERATING BUSINESS, OUR COMMON STOCK WILL BE LISTED ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the "pink sheets," where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

THERE IS NO PUBLIC MARKET FOR OUR COMMON STOCK, NOR HAVE WE EVER PAID DIVIDENDS ON OUR COMMON STOCK.

There is no public trading market for our common stock and none is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and such business files a registration statement under the Securities Act of 1933, as amended.  Additionally, we have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

AUTHORIZATION OF PREFERRED STOCK.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock.  In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

CONTROL BY MANAGEMENT.

Our President and Sole Director currently owns 100% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

o	Election of the board of directors;

o	Removal of any directors;

o	Amendment of the Company's certificate of incorporation or bylaws;and

o	Adoption of measures that could delay or prevent a change in controlor impede a merger, takeover or other business combination.

Item 2. Description of Property.

The Company neither rents nor owns any properties. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 4. Submission Of Matters To Vote Of Security Holders.

None

PART II

Item 5. Market For Common Equity, Related Stockholder Matters and issuer Purchases of Equity Securities.

Common Stock

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 110,000,000 shares of capital stock, of which 100,000,000 are shares of Common Stock, par value $0.0001 per share (the “Common Stock”). As of the date hereof, 100,000 shares of Common Stock are issued and outstanding, and there is one holder of record of the Common Stock.

The Common Stock is not listed on a publicly-traded market.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $0.0001 per share (the “Preferred Stock”). The Company has not yet issued any of its preferred stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

 Item 6. Management's Discussion And Analysis Or Plan Of Operation.

Plan of Operation

The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. The Company may need additional cash advances from its stockholder or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

Since our formation on November 2, 2005, our purpose has been to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a “blank check” company in as much as we have no specific business plans, no operations, revenues or employees. We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company.

As a result of our limited resources, we expect to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

Our officers and directors are only required to devote a very limited portion of their time to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

We expect our present management to play no managerial role in the Company following a merger or business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect. We cannot assure you that we will find a suitable business with which to combine.

Results of Operations

General The Company has not conducted any active operations since inception, except for its efforts to locate a suitable acquisition or merger transaction. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenues unless it is able to effect an acquisition of or merger with another operating company, of which there can be no assurance.

Revenues  For the period from November 2, 2005 (Inception) to September 30, 2006, the Company had no activities that produced revenues from operations.

Net Loss  For the period from November 2, 2005 (Inception) to September 30, 2006, the Company had a net loss of $8,400 comprised mostly of legal, and SEC audit fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on December 15, 2005 and fees related to annual and quarterly reports filed since the effectiveness of such registration statement.

General and Administrative Expenses   For the period from November 2, 2005 (Inception) to September 30, 2006, the Company had general and administrative expenses of $8,400. These expenses were due to legal and SEC audit fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on December 15, 2005 and fees related to annual and quarterly reports filed since the effectiveness of such registration statement

Liquidity and Capital Resources

As of September 30, 2006, the Company had assets equal to $0. The Company’s current liabilities as of September 30, 2006 totaled $1,400 comprised of SEC audit and filing fees.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the period
November 2, 2005
(Inception) to
September 30, 2006

Used in operating activities	$(7,000)
Provided by financing activities	$7,000

Net effect on cash	$-

The Company has no assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent Events

On December 23, 2008, Lane Co, #5, Inc., (the “Company”) entered into a Letter of Intent (the “Letter of Intent”) with Volcano Source Acquisition USA, Inc. (“Volcano Source”), a Delaware corporation, relating to a proposed reverse merger transaction between the parties (the “Reverse Merger”).  Under the proposed transaction, the outstanding capital stock of Volcano Source would be exchanged for shares of common stock of the Company in a Reverse Merger, resulting in Volcano Source becoming a wholly-owned subsidiary of the Company. Volcano Source is in the process of becoming a holding company for and formed at the direction of, Wu Da Lian Zhi Volcanic Bio-Technology Co. Ltd., a limited liability company registered in the People’s Republic of China, and manufacturer and distributor of natural mineral water.  It is currently contemplated that the Company will not maintain any of its assets after the Reverse Merger, but that all assets after the Reverse Merger will be those acquired from Volcano Source as a result of the Reverse Merger.

The Letter of Intent contemplates that all of the Company’s officers and directors would resign at closing, and be replaced by officers and directors of Volcano Source. The shareholders of Volcano Source would also be issued greater than 80% of the Company’s issued and outstanding shares of voting capital stock, and would therefore effectively have control over the Company after the consummation of the Reverse Merger.

In the event that the Company has not consummated a Reverse Merger with Volcano Source on or before April 22, 2009, and the parties have not mutually agreed to extend this date, the negotiations with Volcano Source will be terminated and the Company will not enter into the Reverse Merger.  The Letter of Intent also provides for earlier termination if the Company does not become current in its reporting obligations under the Securities Exchange Act of 1934, as amended, by January 31, 2009.

Volcano Source will provide a $20,000 refundable deposit if the Company does become current in its SEC reporting obligations by January 31, 2009, and refundable if the Company fails to maintain its SEC reporting obligations during the term of the Letter of Intent.  The deposit will be applied toward the purchase price at closing.  The parties have also agreed that until the later of April 22, 2009, or 30 days after the termination of the Letter of Intent, that the Company may not solicit or entertain offers from any other parties relating to the acquisition of Lane and must immediately notify Volcano Source regarding any contact between Lane, any of its officers, directors or shareholders, or any of their respective representatives, and any other person regarding any such offer or proposal or any related inquiry. Furthermore, the Company and Volcano Source have agreed to maintain the confidentiality of any information provided to it by the other party.

Except for the terms described in the immediately preceding paragraph relating to an exclusive dealing period, and maintaining confidentiality, along with the term of the Letter of Intent, the Company and Volcano Source have acknowledged that the terms set forth in the Letter of Intent are not binding on either party until the parties have entered into a definitive merger agreement. As of the date of these financial statements, the parties have commenced their respective due diligence reviews, and have not yet begun to draft any of the definitive agreements.

There can be no assurances that a Reverse Merger or any similar transaction contemplated under the terms of the Letter of Intent will ever be consummated.

Item 7.  Financial Statements.

LANE CO #5, INC.
(a corporation in the development stage)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F−2

Financial Statements

Balance Sheet	F−3

Statement of Operations	F−4

Statement of Stockholder’s Equity (Deficit)	F−5

Statement of Cash Flows	F−6

Notes to Financial Statements	F−7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder
Lane Co #5, Inc.
Southport, Connecticut

We have audited the accompanying balance sheet of Lane Co #5, Inc. (“the Company”) (a corporation in the development stage) as of September 30, 2006, and the related statement of operations, stockholder’s equity (deficit), and cash flows for the period from November 02, 2005 (inception) to September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2006, and the results of its operations and its cash flows for the period from November 02, 2005 (inception) to September 30, 2006, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 & 6 to the financial statements, the Company is in the development stage and has not commenced operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Conner & Associates, PC
Conner & Associates, PC
Newtown, Pennsylvania
12 January 2009

LANE CO #5, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEET
September 30, 2006

Assets

Total assets	$-

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	1,400

Total liabilities	1,400

Commitment and contingencies	-

Stockholder's equity (deficit)
Preferred stock, $.0001 par value,
authorized 10,000,000 shares, none issued	-
Common stock, $.0001 par value,
authorized 100,000,000 shares	-
100,000 issued and outstanding	10
Additional paid-in capital	6,990
Deficit accumulated during the development stage	(8,400)

Total stockholder's equity (deficit)	(1,400)

Total liabilities and stockholder's equity (deficit)	$-

See accompanying notes

LANE CO #5, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF OPERATIONS
For the period from November 2, 2005 (inception) to September 30, 2006

Net sales	$-

Cost of sales	-

Gross profit	-

General and administrative expenses	8,400

Net loss	$(8,400)

Weighted average number of
common shares outstanding (basic)	100,000

Basic (loss) per common share	$(0.084)

See accompanying notes

LANE CO #5, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
For the period November 2, 2005 (Inception) to September 30, 2006

				Deficit
				Accumulated
			Additional	During the	Stockholder's
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance - November 2, 2005 (Inception)	-	$-	$-	$-	$-

Issuance of common shares	100,000	10	6,990	-	7,000

Net (loss)	-	-	-	(8,400)	(8,400)

Balance, September 30, 2006	100,000	$10	$6,990	$(8,400)	$(1,400)

See accompanying notes

LANE CO #5, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CASH FLOWS
For the period from November 2, 2005 (inception) to September 30, 2006

Cash flows from operating activities
Net (loss)	$(8,400)

Adjustments to reconcile net (loss) to net
cash used in operating activities:
Increase (decrease) in accounts payable	1,400

Net cash (used in) operating activities	(7,000)

Cash flows from financing activities
Proceeds from issuance of common stock	7,000

Net cash provided by financing activities	7,000

Net increase in cash and cash equivalents	-

Cash - beginning of period	-

Cash – end of period	$-

Supplemental disclosure of cash flow information:
Taxes paid	$-
Interest paid	$-

See accompanying notes

LANE CO #5, INC.
(a corporation in the development stage)
Notes to Financial Statements
September 30, 2006

NOTE 1 – Organization

Lane Co #5, Inc. (“the Company”) was incorporated in State of Delaware on November 2, 2005 and is currently in its development stage.

On December 15, 2005 the Company filed a Registration Statement on Form 10SB to have its common stock, par value $0.0001 registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). In accordance with the provisions of the Exchange Act such Registration Statement became effective on February 13, 2006.

As a blank check company, the Company’s business is to pursue a business combination through acquisition, or merger with, an existing company.  On December 23, 2008, the Company entered into a Letter of Intent with Volcano Source Acquisition USA, Inc, a Delaware corporation, relating to a proposed reverse merger transaction between the parties.  See Note 7 to these financial statements for this subsequent event, which was disclosed in Form 8-K on December 29, 2008.

NOTE 2 – Summary of Significant Accounting Policies

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States.

Significant accounting policies are as follows:

a.	Use of Estimates

The preparation of the statement of financial condition in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

b.	Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period November 2, 2005 (inception) through September 30, 2006, the Company did not maintain a bank account.

c.	Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting basis and tax basis of the assets and liabilities and are measured using enacted tax rates that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.  See Note 5.

d.	Loss per Common Share

Loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128.

LANE CO #5, INC.
(a corporation in the development stage)
Notes to Financial Statements
September 30, 2006

e.	New Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Prior to FAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As of September 30, 2006, the Company does not expect the adoption of FAS 157 to have an effect on its financial statements.

NOTE 3 – Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock.  The Preferred Stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time. As of September 30, 2006, the Company had no outstanding preferred stock.

NOTE 4 – Common Stock

The Company is authorized to issue 100,000,000 shares of Company Stock.  On November 3, 2005, the Company issued 100,000 shares of Common Stock for total consideration of $7,000 to the sole shareholder of the Company.

Holders of shares of Common Stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors.  The Common Stock does not have cumulative voting rights.  No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

LANE CO #5, INC.
(a corporation in the development stage)
Notes to Financial Statements
September 30, 2006

NOTE 5 – Income Taxes

The Company has $3,360 in gross deferred tax assets at September 30, 2006 resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period November 02, 2005 (inception) to September 30, 2006. At September 30, 2006, the Company has federal net operating loss carry forwards of approximately $8,400 available to offset future taxable income through 2026.  The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

For the period
November 2, 2005
(inception) through
September 30, 2006

Statutory federal income taxes	-34.0%
State taxes, net of federal benefits	-5.0%
Valuation allowance	39.0%

Income tax rate	0.0%

NOTE 6 – Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period from November 2, 2005 (inception) to September 30, 2006, the Company incurred losses of $8,400.

The ability of the Company to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 7 – Subsequent Event

On December 23, 2008, Lane Co, #5, Inc., (the “Company”) entered into a Letter of Intent (the “Letter of Intent”) with Volcano Source Acquisition USA, Inc. (“Volcano Source”), a Delaware corporation, relating to a proposed reverse merger transaction between the parties (the “Reverse Merger”).  Under the proposed transaction, the outstanding capital stock of Volcano Source would be exchanged for shares of common stock of the Company in a Reverse Merger, resulting in Volcano Source becoming a wholly-owned subsidiary of the Company. Volcano Source is in the process of becoming a holding company for and formed at the direction of, Wu Da Lian Zhi Volcanic Bio-Technology Co. Ltd., a limited liability company registered in the People’s Republic of China, and manufacturer and distributor of natural mineral water.  It is currently contemplated that the Company will not maintain any of its assets after the Reverse Merger, but that all assets after the Reverse Merger will be those acquired from Volcano Source as a result of the Reverse Merger.

LANE CO #5, INC.
(a corporation in the development stage)
Notes to Financial Statements
September 30, 2006

The Letter of Intent contemplates that all of the Company’s officers and directors would resign at closing, and be replaced by officers and directors of Volcano Source. The shareholders of Volcano Source would also be issued greater than 80% of the Company’s issued and outstanding shares of voting capital stock, and would therefore effectively have control over the Company after the consummation of the Reverse Merger.

In the event that the Company has not consummated a Reverse Merger with Volcano Source on or before April 22, 2009, and the parties have not mutually agreed to extend this date, the negotiations with Volcano Source will be terminated and the Company will not enter into the Reverse Merger.  The Letter of Intent also provides for earlier termination if the Company does not become current in its reporting obligations under the Securities Exchange Act of 1934, as amended, by January 31, 2009.

Volcano Source will provide a $20,000 refundable deposit if the Company does become current in its SEC reporting obligations by January 31, 2009, and refundable if the Company fails to maintain its SEC reporting obligations during the term of the Letter of Intent.  The deposit will be applied toward the purchase price at closing.  The parties have also agreed that until the later of April 22, 2009, or 30 days after the termination of the Letter of Intent, that the Company may not solicit or entertain offers from any other parties relating to the acquisition of Lane and must immediately notify Volcano Source regarding any contact between Lane, any of its officers, directors or shareholders, or any of their respective representatives, and any other person regarding any such offer or proposal or any related inquiry. Furthermore, the Company and Volcano Source have agreed to maintain the confidentiality of any information provided to it by the other party.

Except for the terms described in the immediately preceding paragraph relating to an exclusive dealing period, and maintaining confidentiality, along with the term of the Letter of Intent, the Company and Volcano Source have acknowledged that the terms set forth in the Letter of Intent are not binding on either party until the parties have entered into a definitive merger agreement. As of the date of these financial statements, the parties have commenced their respective due diligence reviews, and have not yet begun to draft any of the definitive agreements.

There can be no assurances that a Reverse Merger or any similar transaction contemplated under the terms of the Letter of Intent will ever be consummated.

Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2006 that our disclosure controls and procedures were effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.  The internal controls for the Company are provided by executive management’s review and approval of all transactions.  Our internal control over financial reporting also includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2006 This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

Identified Material Weaknesses

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.  As of September 30, 2006, the Company had yet to commence operations, maintain a bank account or commence any business activity.

Conclusion

As a result of management's assessment of the effectiveness of our internal control over financial reporting as of September 30, 2006, management has concluded that our internal control over financial reporting is effective.

These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-KSB fairly present in all material respects the financial position, results of operations and cash flows for the periods presented.

Item 8B. Other Information.

During the fourth quarter of the fiscal year ended September 30, 2006, there was no information required to be reported on Form 8-K which was not previously reported.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) Of The Exchange Act.

(a) Identification of Directors, Executive Officers, Promoters, and Control Persons for the fiscal year ended September 30, 2006:

Name	Age	Position	Term

John D. Lane	62	President and Sole Director	November 2, 2005 thru present

Mr. Lane entered the securities industry in May 1969 with a bank-trading firm in New Jersey. He formed Lane Capital Markets, LLC in 2001 as an Investment Banking boutique focused on mergers and acquisitions, management consulting and company re-positioning, deal structuring, managing and/or co-managing IPO's and follow-on offerings, pipe transactions and private placements.

Mr. Lane has managed/co-managed numerous transactions and has participated in hundreds since the early 1990's. Between 1984 and 2000, Mr. Lane held high-level positions at investment banking firms based in Fairfield County, Connecticut. He has been associated with several major firms including Boettcher & Co., Advest & Co. and Dain Raucher. Mr. Lane has served as officer, director, owner, trader, department manager, corporate finance director and syndicate manager. He has been active in several Fairfield County organizations.

Mr. Lane has been an active member of several SIA committees, including the SIA Small Firms Committee, in which he was Chairman in 1994, the SIA Membership Committee, in which he was Chairman for several terms, and also served three years on the SIA Syndicate Committee. In 1996, John traveled to China with the SIA for 17 days as a guest of the Chinese government to meet with banks, brokerage firms and the government to discuss experiences in the capital-raising arena and several topics regarding the securities business. He is currently serving as District Chairman for the Security Industry Association in the New England district. He also served as a director of the Regional Investment Bankers Association between 1991 and 1995.  Mr. Lane was appointed to a three-year term and to serve as Chairman for 2002 on the NASD District Business Conduct Committee out of Boston, MA and has recently completed a three year term on the NASD Small Firm Advisory Board, which meets and recommends solutions to industry issues and their impact on regional and small broker/dealers. Mr. Lane is also currently serving his third consecutive three-year term on the NASD Corporate Finance Committee. Mr. Lane has worked for two years toward the restructuring of the recently adopted NASD's Corporate Finance Rules. Mr. Lane was recently appointed to serve on the newly created NASD Small Firm Task Force.

b. Significant Employees. We have no significant employees other than the officers and the directors described above.

c. Family Relationships.  None

d. Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

e. The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the period from November 2, 2005 (inception) to September 30, 2006 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

CODE OF ETHICS

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers and directors serves in all the above capacities.

Item 10. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered during the fiscal year ended September 30, 2006.

Name and Position	Year	Annual Compensation

John D. Lane, President & Sole Director	2006	None

Director Compensation

We do not currently pay any cash fees nor pay any expenses to our directors.

Employment Agreements

The Company is not a party to any employment agreements.

Item 11. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners.

The following table sets forth, as of January 12, 2009, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

		Amount and Nature of
Name and	Beneficial	Percentage
Address	Ownership	of Class

John D. Lane	100,000	100%
2425 Post Road
Suite 205
Southport, CT 06890-1267

All Officers and Directors as a group	100,000	100%

Item 12. Certain Relationships And Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on November 2, 2005

*3.2	By-Laws

31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended September 30, 2006.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

*	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on December 15, 2005, and incorporated herein by this reference.

(b)	Reports on Form 8-K: Form 8-K as filed with the Securities and Exchange Commission on December 29, 2008, and incorporated herein by this reference

Item 14  Principal Accountant Fees And Services.

Conner & Associates, PC (“Conner”) is the Company’s independent registered public accounting firm.

AUDIT FEES

The aggregate fees billed by Conner for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-KSB and Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $3,250 for the fiscal year ended September 30, 2006.

AUDIT-RELATED FEES

Conner’s fees billed for assurance and related services related to the review of the Company’s financial statements were $0 for the fiscal year ended September 30, 2006.

TAX FEES

Conner’s fees billed for professional services for tax compliance, tax advice, and tax planning were $0 for the fiscal year ended September 30, 2006.

ALL OTHER FEES

Conner’s fees billed for other products and services were $0 for the fiscal year ended September 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Lane Co #5, Inc.

Date: January 12, 2009

By: /s/ John D. Lane
John D. Lane, President and Chief Executive Officer
Principal Executive Officer
Principal Financial Officer