Form 10-Q
period 2006-12-31
LANE CO 5 INC
filed 2009-01-13
CIK 1347008

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period:

Commission File No. 000-51674

LANE CO. #5, INC.
 (Exact name of small business issuer as specified in its charter)

Delaware	20-3771307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2425 Post Road, Suite 205
Southport, CT 06890-1267
 (Address of Principal Executive Offices)

203-255-0341
(Issuer's telephone number)

(Former name, address and fiscal year, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes ☐ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 13, 2009:

100,000 shares of common stock.

Part I

Item 1 - Financial Statements

LANE CO #5, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS

	December 31, 2006	September 30, 2006
	(Unaudited)	(Audited)

Assets

Total assets	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	2,275	1,400

Total liabilities	2,275	1,400

Commitment and contingencies	-	-

Stockholder's equity (deficit)
Preferred stock, $.0001 par value,
authorized 10,000,000 shares, none issued	-	-
Common stock, $.0001 par value,
authorized 100,000,000 shares
100,000 issued and outstanding	10	10
Additional paid-in capital	6,990	6,990
Deficit accumulated during the development stage	(9,275)	(8,400)

Total stockholder's equity (deficit)	(2,275)	(1,400)

Total liabilities and stockholder's equity (deficit)	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

See accompanying notes

LANE CO #5, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS

		For the period	For the period
	For the three	November 2, 2005	November 2, 2005
	months ended	(Inception) to	(Inception) to
	December 31, 2006	December 31, 2005	December 31, 2006

Net sales	$-	$-	$-

Cost of sales	-	-	-

Gross profit	-	-	-

General and administrative expenses	875	7,000	9,275

Net loss	$(875)	(7,000)	$(9,275)

Weighted average number of
common shares outstanding
(basic)	100,000	100,000	100,000

Basic and diluted (loss) per common share	$(0.009)	$(0.070)	$(0.093)

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

See accompanying notes

LANE CO #5, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS

		For the period	For the period
	For the three	November 2, 2005	November 2, 2005
	months ended	(Inception) to	(Inception) to
	December 31, 2006	December 31, 2005	December 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities

Net (loss)	$(875)	$(7,000)	$(9,275)

Adjustments to reconcile net (loss) to net
cash used in operating activities:
Increase (decrease) in accounts payable	875	-	2,275

Net cash (used in) operating activities	-	(7,000)	(7,000)

Cash flows from financing activities

Proceeds from issuance of common stock	-	7,000	7,000

Net cash provided by financing activities	-	7,000	7,000

Net increase in cash and cash equivalents	-	-	-

Cash - beginning of period	-	-	-

Cash - end of period	$-	$-	$-

Supplemental disclosure of cash flow information:

Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

See accompanying notes

LANE CO #5, INC.
(a corporation in the development stage)
Notes to Financial Statements
December 31, 2006
Unaudited

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

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period November 2, 2005 (inception) through December 31, 2006, the Company did not maintain a bank account.

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
December 31, 2006
Unaudited

e.	New Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Prior to FAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As of December 31, 2006, the Company does not expect the adoption of FAS 157 to have an effect on its financial statements.

NOTE 3 – Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock.  The Preferred Stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time. As of December 31, 2006, the Company had no outstanding preferred stock.

NOTE 4 – Common Stock

The Company is authorized to issue 100,000,000 shares of Company Stock.  On November 2, 2005, the Company issued 100,000 shares of Common Stock for total consideration of $7,000 to the sole shareholder of the Company.

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

LANE CO #5, INC.
(a corporation in the development stage)
Notes to Financial Statements
December 31, 2006
Unaudited

NOTE 5 – Income Taxes

The Company has $3,710 in gross deferred tax assets at December 31, 2006 resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period November 02, 2005 (inception) to December 31, 2006. At December 31, 2006, the Company has federal net operating loss carry forwards of approximately $9,275 available to offset future taxable income through 2026.  The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

For the period
November 2, 2005
(inception) through
December 31, 2006

Statutory federal income taxes	-34.0%
State taxes, net of federal benefits	-5.0%
Valuation allowance	39.0%

Income tax rate	0.0%

NOTE 6 – Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period from November 2, 2005 (inception) to December 31, 2006, the Company incurred losses of $9,275.

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
December 31, 2006
Unaudited

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

Item 2. Management's Discussion and Analysis or Plan of Operation

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

Revenues     For the period from November 2, 2005 (Inception) to December 31, 2006, the Company had no activities that produced revenues from operations.

Net Loss     For the three months ended December 31, 2006; the Company realized a loss of $875 as compared to losses of $7,000 and $9,275, respectively for the periods November 2, 2005 (inception) to December 31, 2005 and 2006. These losses are comprised of having no revenue along with legal and SEC audit fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on December 15, 2005 and fees related to annual and quarterly reports filed since the effectiveness of such registration statement.

General and Administrative Expenses     For the three months ended December 31, 2006, the Company realized $875 in accounting and SEC filing fees as compared to $7,000 and $9,275, respectively for the periods November 2, 2005 (inception) to December 31, 2005 and 2006. These expenses were due to legal and SEC audit fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on December 15, 2005.

Liquidity and Capital Resources

As of December 31, 2006, the Company had no assets. The Company’s current liabilities as of December 31, 2006 totaled $2,275 comprised of SEC audit and filing fees.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the period
November 2, 2005
(Inception) to
December 31, 2006

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

Item 3. Quantitative and Qualitative Disclosures abut Market Risk

N/A

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2006 that our disclosure controls and procedures were effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

Identified Material Weaknesses

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.  As of December 31, 2006, the Company had yet to commence operations, maintain a bank account or commence any business activity.

Conclusion

As a result of management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, management has concluded that our internal control over financial reporting is effective.

These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-QSB fairly present in all material respects the financial position, results of operations and cash flows for the periods presented.

Item 4T. Controls and Procedures

The registrant qualifies as a smaller reporting company, as defined by Rule 229.10(f)(1), therefore, is not required to provide the information required by this Item.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 1A. Risk Factors

The registrant qualifies as a smaller reporting company, as defined by Rule 229.10(f)(1), therefore, is not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of  Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ended December 31, 2006, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports of Form 8-K.

(a)	Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

Lane Co #5, Inc.

Date: January 13, 2009

	By:	/s/ John D. Lane
John D. Lane, President and Chief Executive Officer
Principal Executive Officer
Principal Financial Officer