Form 10KSB
period 2007-09-30
LANE CO 5 INC
filed 2009-01-14
CIK 1347008

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended: September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __ to __
Commission File No. 000-51674

Lane Co # 5, Inc.
(Name of Small Business Issuer in its Charter)

Delaware	20-3771307
(State of Incorporation)	(I.R.S. Employer
(Small Business Issuer)	Identification No.)

2425 Post Road
Suite 205
Southport, CT	06890-1267
(Address of principal executive offices)	(Zip Code)

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

As of January 13, 2009, there were 100,000 shares of common stock outstanding.

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

Revenues  For the year ended September 30, 2007 and for the period from November 2, 2005 (Inception) to September 30, 2006, the Company had no activities that produced revenues from operations.

Net Loss  For year ended September 30, 2007 and for the period from November 2, 2005 (Inception) to September 30, 2006, the Company had a net loss of $4,025 and $8,400, respectively.  From the Company’s date of inception (November 2, 2005) to September 30, 2007, the Company had a net loss of $12,425.  These losses were due to the company realizing no revenue, and incurring legal, and SEC audit fees in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on December 15, 2005 and fees related to annual and quarterly reports filed since the effectiveness of such registration statement.

General and Administrative Expenses  For year ended September 30, 2007 and for the period from November 2, 2005 (Inception) to September 30, 2006, the Company had general and administrative expenses of $4,025 and $8,400, respectively.  From the Company’s date of inception (November 2, 2005) to September 30, 2007, the Company had general and administrative expenses of $12,425.  These expenses were incurred due to legal, and SEC audit fees in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on December 15, 2005 and fees related to annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

As of September 30, 2007 and 2006, the Company had no assets. The Company’s current liabilities were $5,425 and $1,400 as of September 30, 2007 and 2006, respectively.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

		For the period	For the period
	For the year	November 2, 2005	November 2, 2005
	ended	(Inception) to	(Inception) to
	September 30, 2007	September 30, 2006	September 30, 2007

Used in operating activities	$-	$(7,000)	$(7,000)
Provided by investing activities	-	-	-
Provided by financing activities	-	7,000	7,000

Net effect on cash	$-	$-	$-

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

Volcano Source will provide a $20,000 refundable deposit if the Company does become current in its SEC reporting obligations by January 31, 2009, and refundable if the Company fails to maintain its SEC reporting obligations during the term of the Letter of Intent.  The deposit will be applied toward the purchase price at closing.  The parties have also agreed that until the later of April 22, 2009, or 30 days after the termination of the Letter of Intent, that the Company may not solicit or entertain offers from any other parties relating to the acquisition of the Company and must immediately notify Volcano Source regarding any contact between the Company, any of its officers, directors or shareholders, or any of their respective representatives, and any other person regarding any such offer or proposal or any related inquiry. Furthermore, the Company and Volcano Source have agreed to maintain the confidentiality of any information provided to it by the other party.

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
Southport, Connecticut

We have audited the accompanying balance sheet of Lane Co #5, Inc. (“the Company”) (a corporation in the development stage) as of September 30, 2007 and 2006, and the related statements of operations, stockholder’s equity (deficit), and cash flows for the year ended September 30, 2007 and the period from November 02, 2005 (inception) to September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2007 and 2007, and the results of its operations and its cash flows for the period from November 02, 2005 (inception) to September 30, 2007, in conformity with United States generally accepted accounting principles.

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

/s/ Conner & Associates, PC
Conner & Associates, PC
Newtown, Pennsylvania
13 January 2009

LANE CO #5, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS

	September 30, 2007	September 30, 2006

Assets

Total assets	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	5,425	1,400

Total liabilities	5,425	1,400

Commitment and contingencies	-	-

Stockholder's equity (deficit)
Preferred stock, $.0001 par value, authorized 10,000,000 shares, none issued	-	-
Common stock, $.0001 par value, authorized 100,000,000 shares 100,000 issued and outstanding	10	10
Additional paid-in capital	6,990	6,990
Deficit accumulated during the development stage	(12,425)	(8,400)

Total stockholder's equity (deficit)	(5,425)	(1,400)

Total liabilities and stockholder's equity (deficit)	$-	$-

See accompanying notes

LANE CO #5, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS

		For the period	For the period
	For the year	November 2, 2005	November 2, 2005
	ended	(Inception) to	(Inception) to
	September 30, 2007	September 30, 2006	September 30, 2007

Net sales	$-	$-	$-

Cost of sales	-	-	-

Gross profit	-	-	-

General and administrative expenses	4,025	8,400	12,425

Net loss	$(4,025)	$(8,400)	(12,425)

Weighted average number of common shares outstanding (basic)	100,000	100,000	100,000

Basic (loss) per common share	$(0.040)	$(0.084)	(0.124)

See accompanying notes

LANE CO #5, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
For the period November 2, 2005 (Inception) to September 30, 2007

				Deficit
				Accumulated
			Additional	During the	Stockholder's
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance - November 2, 2005 (Inception)	-	$-	$-	$-	$-

Issuance of common shares	100,000	10	6,990	-	7,000

Net (loss)	-	-	-	(8,400)	(8,400)

Balance, September 30, 2006	100,000	$10	$6,990	$(8,400)	$(1,400)

Net (loss)	-	-	-	(4,025)	(4,025)

Balance, September 30, 2007	100,000	$10	$6,990	$(12,425)	$(5,425)

See accompanying notes

LANE CO #5, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS

		For the period	For the period
	For the year	November 2, 2005	November 2, 2005
	ended	(Inception) to	(Inception) to
	September 30, 2007	September 30, 2006	September 30, 2007

Cash flows from operating activities Net (loss)	$(4,025)	$(8,400)	$(12,425)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Increase (decrease) in accounts payable	4,025	1,400	5,425

Net cash (used in) operating activities	-	(7,000)	(7,000)

Cash flows from financing activities Proceeds from issuance of common stock	-	7,000	7,000

Net cash provided by financing activities	-	7,000	7,000

Net increase in cash and cash equivalents	-	-	-

Cash - beginning of period	-	-	-

Cash - end of period	$-	$-	$-

Supplemental disclosure of cash flow information:

Taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

See accompanying notes

LANE CO #5, INC.
(a corporation in the development stage)
Notes to Financial Statements
September 30, 2007

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

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2007 and 2006, the Company did not maintain a bank account.

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
September 30, 2007

e.	New Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Prior to FAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As of September 30, 2007, the Company does not expect the adoption of FAS 157 to have an effect on its financial statements.

NOTE 3 – Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock.  The Preferred Stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time. As of September 30, 2007, the Company had no outstanding preferred stock.

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

LANE CO #5, INC.
(a corporation in the development stage)
Notes to Financial Statements
September 30, 2007

NOTE 5 – Income Taxes

The Company has $4,970 in gross deferred tax assets at September 30, 2006 resulting from net operating loss carry-forwards. A valuation allowance increased by $1,610 and has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period November 02, 2005 (inception) to September 30, 2007. At September 30, 2007, the Company has federal net operating loss carry forwards of approximately $12,425 available to offset future taxable income through 2027.  The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

For the period
November 2, 2005
(inception) through
September 30, 2007

Statutory federal income taxes	-34.0%
State taxes, net of federal benefits	-5.0%
Valuation allowance	39.0%

Income tax rate	0.0%

NOTE 6 – Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period from November 2, 2005 (inception) to September 30, 2007, the Company incurred losses of $12,425.

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
September 30, 2007

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

Volcano Source will provide a $20,000 refundable deposit if the Company does become current in its SEC reporting obligations by January 31, 2009, and refundable if the Company fails to maintain its SEC reporting obligations during the term of the Letter of Intent.  The deposit will be applied toward the purchase price at closing.  The parties have also agreed that until the later of April 22, 2009, or 30 days after the termination of the Letter of Intent, that the Company may not solicit or entertain offers from any other parties relating to the acquisition of the Company and must immediately notify Volcano Source regarding any contact between the Company, any of its officers, directors or shareholders, or any of their respective representatives, and any other person regarding any such offer or proposal or any related inquiry. Furthermore, the Company and Volcano Source have agreed to maintain the confidentiality of any information provided to it by the other party.

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

Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2007 that our disclosure controls and procedures were effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2007. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

Identified Material Weaknesses

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.  As of September 30, 2007, the Company had yet to commence operations, maintain a bank account or commence any business activity.

Conclusion

As a result of management's assessment of the effectiveness of our internal control over financial reporting as of September 30, 2007, management has concluded that our internal control over financial reporting is effective.

These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-KSB fairly present in all material respects the financial position, results of operations and cash flows for the periods presented.

Item 8B. Other Information.

During the fourth quarter of the fiscal year ended September 30, 2007, there was no information required to be reported on Form 8-K which was not previously reported.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) Of The Exchange Act.

(a) Identification of Directors, Executive Officers, Promoters, and Control Persons for the fiscal year ended September 30, 2007:

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

Based solely on the Company’s review of the copies of the forms received by it during the period from November 2, 2005 (inception) to September 30, 2007 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

CODE OF ETHICS

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers and directors serves in all the above capacities.

Item 10. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered during the years ended September 30, 2007 and 2006.

Name and Position	Year	Annual Compensation

John D. Lane, President & Sole Director	2007	None
	2006	None

Director Compensation

We do not currently pay any cash fees nor pay any expenses to our directors.

Employment Agreements

The Company is not a party to any employment agreements.

Item 11. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners.

The following table sets forth, as of January 13, 2009, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

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

31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended September 30, 2007.

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

AUDIT FEES

The aggregate fees billed by Conner for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-KSB or services that are normally provided in connection with statutory and regulatory filings were $1,250 and $2,000 for the year ended September 30, 2007 and the period from November 2, 2005 through September 30, 2006, respectively.

AUDIT-RELATED FEES

Conner’s fees billed for assurance and related services related to the review of the Company’s financial statements were $2,250 and $1,250 for the year ended September 30, 2007 and the period from November 2, 2005 through September 30, 2006, respectively.

TAX FEES

Conner’s fees billed for professional services for tax compliance, tax advice, and tax planning were $0 for the year ended September 30, 2007 and the period from November 2, 2005 through September 30, 2006, respectively.

ALL OTHER FEES

Conner’s fees billed for other products and services were $0 for the year ended September 30, 2007 and the period from November 2, 2005 through September 30, 2006, respectively.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Lane Co #5, Inc.

Date: January 13, 2009

By: /s/ John D. Lane
John D. Lane, President and Chief Executive Officer
Principal Executive Officer
Principal Financial Officer