Form 10-Q
period 2008-12-31
LANE CO 5 INC
filed 2009-01-14
CIK 1347008

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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
(Issuer’s telephone number)

(Former name, address and fiscal year, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 13, 2009:  100,000 shares of common stock.

Part I

Item 1 - Financial Statements

LANE CO #5, INC. A DEVELOPMENT STAGE COMPANY BALANCE SHEETS

	December 31, 2008	September 30, 2008
	(Unaudited)	(Audited)

Assets

Total assets	$—	$—

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Accounts payable	10,325	9,450

Total liabilities	10,325	9,450

Commitment and contingencies	—	—

Stockholder’s equity (deficit)
Preferred stock, $.0001 par value,
authorized 10,000,000 shares, none issued	—	—
Common stock, $.0001 par value,
authorized 100,000,000 shares
100,000 issued and outstanding	10	10
Additional paid-in capital	6,990	6,990
Deficit accumulated during the development stage	(17,325)	(16,450)

Total stockholder’s equity (deficit)	(10,325)	(9,450)

Total liabilities and stockholder’s equity (deficit)	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes

LANE CO #5, INC. A DEVELOPMENT STAGE COMPANY STATEMENTS OF OPERATIONS

	For the three months ended December 31, 2008	For the three months ended December 31, 2007	For the period November 2, 2005 (Inception) to December 31, 2008

Net sales	$—	$—	$—

Cost of sales	—	—	—

Gross profit	—	—	—

General and administrative expenses	875	875	17,325

Net loss	$(875)	(875)	$(17,325)

Weighted average number of common shares outstanding (basic)	100,000	100,000	100,000
Basic and diluted (loss) per common share	$(0.009)	$(0.009)	$(0.173)

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

See accompanying notes

LANE CO #5, INC. A DEVELOPMENT STAGE COMPANY STATEMENTS OF CASH FLOWS

	For the three months ended December 31, 2008	For the three months ended December 31, 2007	For the period November 2, 2005 (Inception) to December 31, 2008

Cash flows from operating activities
Net (loss)	$(875)	$(875)	$(17,325)

Adjustments to reconcile net (loss) to net
cash used in operating activities:
Increase (decrease) in accounts payable	875	875	10,325

Net cash (used in) operating activities	—	—	(7,000)

Cash flows from financing activities
Proceeds from issuance of common stock	—	—	7,000

Net cash provided by financing activities	—	—	7,000

Net increase in cash and cash equivalents	—	—	—

Cash - beginning of period	—	—	—

Cash - end of period	$—	$—	$—

Supplemental disclosure of cash flow information:
Taxes paid	—	—	—
Interest paid	$—	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants

LANE CO #5, INC.
(a corporation in the development stage)
Notes to Financial Statements
December 31, 2008
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

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period November 2, 2005 (inception) through December 31, 2008, the Company did not maintain a bank account.

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Prior to FAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As of December 31, 2008, the Company does not expect the adoption of FAS 157 to have an effect on its financial statements.

NOTE 3 – Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock.  The Preferred Stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time. As of December 31, 2008, the Company had no outstanding preferred stock.

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

NOTE 5 – Income Taxes

The Company has $6,930 in gross deferred tax assets at December 31, 2008 resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period November 02, 2005 (inception) to December 31, 2008. At December 31, 2008, the Company has federal net operating loss carry forwards of approximately $17,325 available to offset future taxable income through 2028.  The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

For the period November 2, 2005 (inception) through December 31, 2008
Statutory federal income taxes	-34.0%
State taxes, net of federal benefits	-5.0%
Valuation allowance	39.0%

Income tax rate	0.0%

NOTE 6 – Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period from November 2, 2005 (inception) to December 31, 2008, the Company incurred losses of $17,325.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

Revenues    For the period from November 2, 2005 (Inception) to December 31, 2008 the Company had no activities that produced revenues from operations.

For the three months ended December 31, 2008 compared to the three months ended December 31, 2007:

Net Loss      For the three months ended December 31, 2008; the Company realized a loss of $875 as compared to a loss of $875 for the three months ended December 31, 2007.  These losses are comprised of having no revenue along with accounting and SEC filing fees incurred in relation to the filing of the Company’s quarterly reports filed with the SEC.

General and Administrative Expenses         For the three months ended December 31, 2008, the Company realized $875 in accounting and SEC filing fees as compared to $875 for the three months ended December 31, 2007.

For the period from November 2, 2005 (Inception) to December 31, 2008, the Company realized a loss of $17,325.

Liquidity and Capital Resources

As of December 31, 2008, the Company had no assets. The Company’s current liabilities as of December 31, 2008 totaled $10,325 comprised of SEC audit and filing fees.

The following is a summary of the Company’s cash flows from operating, investing, and financing activities:

For the period November 2, 2005 (Inception) to December 31, 2008

Used in operating activities	$(7,000)
Provided by financing activities	$7,000

Net effect on cash	$—

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

Item 3. Quantitative and Qualitative Disclosures abut Market Risk

N/A

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2008 that our disclosure controls and procedures were effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this quarterly report.

Identified Material Weaknesses

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.  As of December 31, 2008, the Company had yet to commence operations, maintain a bank account or commence any business activity.

Conclusion

As a result of management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, management has concluded that our internal control over financial reporting is effective.

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

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ended December 31, 2008, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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