Form 10-Q
period 2009-03-31
LANE CO 5 INC
filed 2009-05-12
CIK 1347008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date. There were 100,000 of Common Stock outstanding on May 12, 2009.

Table of Contents
LANE CO. #5, INC.
(a development stage company)
TABLE OF CONTENTS

			Page No.

Part I.	FINANCIAL INFORMATION		3

	Item 1.	Financial Statements	3

		Balance Sheets March 31, 2009 (unaudited); September 30, 2008 (audited)	3

		Statements of Operations For the three and six months ended March 31, 2009 (unaudited) For the three and six months ended March 31, 2008 (unaudited) For the period November 2, 2005 (inception) to March 31, 2009 (unaudited)	4

		Statements of Cash Flows For the three and six months ended March 31, 2009 (unaudited) For the period November 2, 2005 (inception) to March 31, 2009 (unaudited)	5

		Notes to Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

	Item 4	Controls and Procedures

	Item 4(T).	Controls and Procedures	10

Part II.	OTHER INFORMATION		10

	Item 1.	Legal Proceedings	10

	Item 1A.	Risk Factors	10

	Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds	11

	Item 3.	Defaults Upon Senior Securities	11

	Item 4.	Submission of Matters to a Vote of Security Holders	11

	Item 5.	Other Information	11

	Item 6.	Exhibits	11

	SIGNATURES		12

PART I

Item 1. – Financial Statements

LANE CO. #5, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS

	March 31, 2009	September 30, 2008
	(Unaudited)	(Audited)
Assets
Cash	$-	$-
		-

Total assets	-	-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	1,000	9,450

Total liabilities	1,000	9,450

Commitment and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $.0001 par value,
authorized 10,000,000 shares, no issued and outstanding	-	-
Common stock, $.001 par value,
authorized 100,000,000 shares: 100,000 shares issued	10	10
Additional paid-in capital	17,315	6,990
Deficit accumulated during the development stage	(18,325)	(16,450)

Total stockholder's equity (deficit)	(1,000)	(9,450)

Total liabilities and stockholder's equity (deficit)	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes should be read in conjunction with the financial statements

LANE CO. #5, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS

					For the period
					November 2, 2005
	For the three months ended		For the six months ended		(Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-

General and administrative expenses	1,000	875	1,875	1,750	18,325
Total expenses	1,000	875	1,875	1,750	18,325

Income (loss) from operations	(1,000)	(875)	(1,875)	(1,750)	(18,325)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(1,000)	$(875)	$(1,875)	$(1,750)	$(18,325)

Weighted average number of
common shares outstanding
(basic and fully diluted)	100,000	100,000	100,000	100,000	100,000

Basic and diluted (loss) per common share	$(0.010)	$(0.009)	$(0.019)	$(0.018)	$(0.183)

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes should be read in conjunction with the financial statements

LANE CO. #5, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS

					For the period
					November 2, 2005
	For the three months ended		For the six months ended		(Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net (loss)	$(1,000)	$(875)	$(1,875)	$(1,750)	$(18,325)

Adjustments to reconcile net (loss) to net
cash used in operating activities:
Increase (decrease) in accounts payable	(9,325)	875	(8,450)	1,750	1,000

Net cash (used in) operating activities	(10,325)	-	(10,325)	-	(17,325)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	-	-	7,000
Proceeds from additional capital contributions	10,325	-	10,325	-	10,325

Net cash provided by financing activities	10,325	-	10,325	-	17,325

Net increase in cash and cash equivalents	-	-	-	-	-

Cash - beginning of period	-	-	-	-	-

Cash - end of period	$-	$-	$-	$-	$-

Supplemental disclosure of cash flow information:

Taxes paid	-	-	-	-	-

Interest paid	$-	$-	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes should be read in conjunction with the financial statements

LANE CO. #5, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

NOTE 1 – Organization

Lane Co #5, Inc. (“the Company”) was incorporated in State of Delaware on November 2, 2005 and is currently in its development stage.

On December 15, 2005 the Company filed a Registration Statement of Form 10 to have its common stock, par value $0.0001 registered under Section 12 (g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In accordance with the provisions of the Exchange Act such Registration Statement became effective on February 13, 2006.

As a blank check company, the Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. As of the date of the financial statements, the Company is continuing its efforts to locate a candidate to pursue a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent or any other agreement concerning any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company. Since inception, the Company has been engaged in organizational efforts.

NOTE 2 – Summary of Significant Accounting Policies

The accompanying interim financial information has been prepared and presented in accordance with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying interim financial information has been prepared on a basis consistent with prior interim periods and years and includes all disclosures necessary and required to be included by the laws and regulations to which the Company is subject.  The interim financial information presented herein has been prepared by management without audit by independent certified public accountants.

Significant accounting policies are as follows:

a.	Use of Estimates

The preparation of the statement of financial condition in conformity with accounting principles generally accepted in the United States requires management to make estimated and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

b.	Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period November 2, 2005 (inception) through March 31, 2009, the Company did not maintain a bank account.

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

Loss per share is computed by dividing the net loss by the weighted−average number of shares of common stock outstanding during the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128.

e.	New Accounting Pronouncement

The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on its financial position or results of operations.

NOTE 3 − Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock. The Preferred Stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time. As of March 31, 2009, the Company had no outstanding preferred stock.

NOTE 4 − Common Stock

The Company is authorized to issue 100,000,000 shares of Common Stock. On November 3, 2005, the Company issued 100,000 shares of Common Stock for total consideration of $7,000 to the sole shareholder of the Company at that date.

During the period from November 02, 2005 (inception) to March 31, 2009, the sole shareholder of the Company made additional capital contributions of $10,325.

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

NOTE 5 − Income Taxes

The Company has $7,330 in gross deferred tax assets at March 31, 2009 resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period November 02, 2005 (inception) to March 31, 2009. At March 31, 2009, the Company has federal net operating loss carry forwards of approximately $18,325 available to offset future taxable income through 2029.  The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

For the period
November 2, 2005
(inception) through
March 31, 2009
Statutory federal income taxes	-34.0%
State taxes, net of federal benefits	-5.0%
Valuation allowance	39.0%

Income tax rate	0.0%

NOTE 6 – Transactions and Subsequent Events

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

As of May 11, 2009, the parties to the above captioned letter of intent have yet to execute a definitive agreement, therefore, the effect of any transactions have not been provided for in the accompanying interim financial statements as of March 31, 2009.

NOTE 7 − Going Concern

As of March 31, 2009, the accompanying interim financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period from November 2, 2005 (inception) to March 31, 2009, the Company did not maintain any operations and incurred losses of $18,325 consisting of legal and professional fees for the Company to maintain its SEC reporting requirements.

The ability of the Company to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of Common Stock and, ultimately, the achievement of significant operating revenues. The accompanying interim financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations Plan of Operation

The Company is continuing its efforts to locate a candidate to pursue a business combination through acquisition, or merger. It is possible that the Company will be successful in locating such a candidate and closing such an acquisition or merger. However, if the Company cannot effect a non−cash acquisition, the Company may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance that the Company would obtain any such equity funding.

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

As of May 12, 2009, the parties to the above captioned letter of intent have yet to execute a definitive agreement, therefore, the effect of any transactions have not been provided for in the accompanying interim financial statements as of March 31, 2009.

Results of Operation

For the period from November 2, 2005 (inception) to March 31, 2009, the Company did not maintain any operations and incurred losses of $18,325 consisting of legal and professional fees for the Company to maintain its SEC reporting requirements.

Liquidity and Capital Resources

At March 31, 2009, the Company had no capital resources and will rely upon the issuance of Common Stock, additional capital contributions and loans from the Company’s sole shareholder to fund administrative expenses pending acquisition or merger of an operating company.

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

The Company and/or its sole shareholder will supervise the search for target companies as potential candidates for a business combination. The Company and/or shareholders may pay as their own expenses any costs incurred in supervising the search for a target company. The Company and/or its sole shareholder may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

Item 3. Quantitative and Quantitative Disclosures About Market Risk.

N/A

Item 4T. Controls and Procedures.

Evaluation of Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management is required to perform an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures had the following deficiency:

•
We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director. While this control deficiency did not result in any audit adjustments to our 2005 through 2009 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible, given our limited resources, our goal is, upon consummation of a merger with a private operating company, to separate the responsibilities of principal executive officer and principal financial officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 1A. Risk Factors.

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 3, 2005, the Company issued 100,000 shares of common stock for total consideration of $7,000 to the sole shareholder of the Company under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

N/A

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2009, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

N/A

Item 6. Exhibits.

Exhibit No.	Description

31.1
Certification by John D. Lane, the Principal Executive Officer and Principal Financial Officer of Lane Co #5, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification by John D. Lane, the Principal Executive Officer and Principal Financial Officer of Lane Co #5, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: May 12, 2009

Lane Co. #5, Inc.

By:	/s/ John D. Lane
Signature:
Name:	John D. Lane
Title:	Chief Executive Officer and Chief Financial Officer