Form 10-Q
period 2009-06-30
LANE CO 5 INC
filed 2009-08-11
CIK 1347008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐      No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒     No   ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date. There were 100,000 of Common Stock outstanding on August 12, 2009.

Table of Contents
LANE CO. #3, INC.
(a development stage company)
TABLE OF CONTENTS

PART I

Item 1. – Financial Statements

LANE CO. #5, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS

	June 30, 2009	September 30, 2008
	(Unaudited)	(Audited)
Assets
Cash	$-	$-
		-

Total assets	-	-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	1,410	9,450

Total liabilities	1,410	9,450

Commitment and contingencies	-	-

Stockholders' equity (deficit)

Preferred stock, $.0001 par value, authorized 5,000,000 shares, no issued and outstanding	-	-
Common stock, $.001 par value, authorized 980,000,000 shares: 429,000,000 shares issued and outstanding as of June 30, 2009 and 121,000,000 shares issued and outstanding as of September 30, 2008	10	10
Additional paid-in capital	19,375	6,990
Deficit accumulated during the development stage	(20,795)	(16,450)

Total stockholder's equity (deficit)	(1,410)	(9,450)

Total liabilities and stockholder's equity (deficit)	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes should be read in conjunction with the financial statements

LANE CO. #5, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS

					For the period
					November 2, 2005
	For the three months ended		For the nine months ended		(Inception) to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-

General and administrative expenses	2,470	875	4,345	2,625	20,795
Total expenses	2,470	875	4,345	2,625	20,795

Income (loss) from operations	(2,470)	(875)	(4,345)	(2,625)	(20,795)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(2,470)	$(875)	$(4,345)	$(2,625)	$(20,795)

Weighted average number of common shares outstanding (basic and fully diluted)	100,000	100,000	100,000	100,000	100,000

Basic and diluted (loss) per common share	$(0.025)	$(0.009)	$(0.043)	$(0.026)	$(0.208)

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes should be read in conjunction with the financial statements

LANE CO. #5, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS

					For the period
					November 2, 2005
	For the three months ended		For the nine months ended		(Inception) to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities

Net (loss)	$(2,470)	$(875)	$(4,345)	$(2,625)	$(20,795)

Adjustments to reconcile net (loss) to net cash used in operating activities:

Increase (decrease) in accounts payable	410	875	(8,040)	2,625	1,410

Net cash (used in) operating activities	(2,060)	-	(12,385)	-	(19,385)

Cash flows from financing activities

Proceeds from issuance of common stock	-	-	-	-	7,000

Proceeds from additional capital contributions	2,060	-	12,385	-	12,385

Net cash provided by financing activities	2,060	-	12,385	-	19,385

Net increase in cash and cash equivalents	-	-	-	-	-

Cash - beginning of period	-	-	-	-	-

Cash - end of period	$-	$-	$-	$-	$-

Supplemental disclosure of cash flow information:

Taxes paid	-	-	-	-	-

Interest paid	$-	$-	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes should be read in conjunction with the financial statements

LANE CO. #5, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

NOTE 1 - Organization

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

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period November 2, 2005 (inception) through June 30, 2009, the Company did not maintain a bank account.

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

NOTE 3 − Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock. The Preferred Stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time. As of June 30, 2009, the Company had no outstanding preferred stock.

NOTE 4 − Common Stock

The Company is authorized to issue 100,000,000 shares of Common Stock. On November 3, 2005, the Company issued 100,000 shares of Common Stock for total consideration of $7,000 to the sole shareholder of the Company at that date.

During the period from November 02, 2005 (inception) to June 30, 2009, the sole shareholder of the Company made additional capital contributions of $19,385.

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

NOTE 5 − Income Taxes

The Company has $8,318 in gross deferred tax assets at June 30, 2009 resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period November 02, 2005 (inception) to June 30, 2009. At June 30, 2009, the Company has federal net operating loss carry forwards of approximately $20,795 available to offset future taxable income through 2029.  The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

For the period
November 2, 2005
(inception) through
June 30, 2009
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

As of August 12, 2009, the parties to the above captioned letter of intent have yet to execute a definitive agreement, therefore, the effect of any transactions have not been provided for in the accompanying interim financial statements as of June 30, 2009.

NOTE 7 − Going Concern

As of June 30, 2009, the accompanying interim financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period from November 2, 2005 (inception) to June 30, 2009, the Company did not maintain any operations and incurred losses of $20,795 consisting of legal and professional fees for the Company to maintain its SEC reporting requirements.

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

Item 2. - Management's Discussion and Analysis of Financial Conditions and Results of Operations Plan of Operation

Forward-Looking Statements

This Report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

Overview

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

As of August 12, 2009, the parties to the above captioned letter of intent have yet to execute a definitive agreement, therefore, the effect of any transactions have not been provided for in the accompanying interim financial statements as of June 30, 2009.

Results of Operation

For the period from November 2, 2005 (inception) to June 30, 2009, the Company did not maintain any operations and incurred losses of $20,795 consisting of legal and professional fees for the Company to maintain its SEC reporting requirements.

Liquidity and Capital Resources

At June 30, 2009, the Company had no capital resources and will rely upon the issuance of Common Stock, additional capital contributions and loans from the Company’s sole shareholder to fund administrative expenses pending acquisition or merger of an operating company.

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

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our operating results are not affected by seasonality.

Inflation

Our business and operating results are not affected in any material way by inflation.

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure about Critical Accounting Policies" suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The nature of our business generally does not call for the preparation or use of estimates. Due to the fact that the Company does not have any operating business, we do not believe that we do not have any such critical accounting policies

Item 3. - Quantitative and Quantitative Disclosures About Market Risk.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures had the following deficiency:

●
We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director. While this control deficiency did not result in any audit adjustments to our 2007 through 2009 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

N/A

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2009, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2009

Lane Co. #5, Inc.

By: /s/ John D. Lane
Signature:
Name: John D. Lane
Title: Chief Executive Officer and Chief Financial Officer