Form 10-K
period 2009-09-30
LANE CO 5 INC
filed 2009-12-23
CIK 1347008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-51674

Lane Co #5, Inc.

(Name of registrant as specified in its charter)

Delaware	20-3771307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2425 Post Road
Suite 205
Southport, CT 06890-1267
(Address of principal executive offices)

Issuer’s telephone number:	(203) 255-0341
Issuer’s facsimile number:	(203) 254-1184

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
☒ Yes ☐ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of December 23, 2009, there were 100,000 shares of common stock, par value $0.0001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

ITEM 1.  Description of the Business

Background

Lane Co #5, Inc. (Lane Co #5, Inc., the "Company", “we”, or ‘us” and similar terms) was incorporated in the State of Delaware on November 2, 2005. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a “blank check” company as defined in Rule 419(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) to pursue a business combination. The business purpose of the Company is to seek the acquisition of or merger with, an existing company.

Current Business and Plan of Operations

Our current business plan is to seek a suitable acquisition candidate through acquisition, merger, reverse merger or other suitable business combination method. We plan to seek, investigate and acquire one or more properties or businesses with the intent to maximize or further enhance shareholder value. The Company has limited capital. As such, it is unlikely that we will be able to take advantage of more than one such business opportunity. We intend to seek opportunities demonstrating the potential of long-term growth.
The Company’s principal shareholders plan to contact various broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of the Company’s existence in an effort to determine if any companies they represent have an interest in considering a business combination with the Company. The Company can provide no assurance that it will be successful in locating or acquiring a desirable business opportunity or that any potential acquisition that may occur will be on terms that are favorable to the Company or its current stockholders.
We anticipate that any business opportunities we investigate may: (i) have a limited operating history; (ii) have a history of losses to date due to many factors; (iii) be under-capitalized; (iv) be experiencing current financial or operating difficulties; (v) be in need of capital to develop a new product or service; (vi) be relying upon a relatively untested product or marketing concept; or (vii) have a combination of the characteristics mentioned in (i) through (vi). Given these factors, all investors and current shareholders should expect that any potential acquisition candidate may have a history of losses.

The Company will not restrict its search for acquisition opportunities to any geographical area or particular industry. Our discretion in the selection of business opportunities is unrestricted due to the availability of such opportunities, economic conditions, and other factors not listed herein.
Any business opportunity that is acquired by the Company is expected to have a desire to become a public company and establish a public trading market for its securities. As such, in connection with such business combination, it is likely control of the Company would be issued by the Company or purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains. In the Company’s judgment, none of its current or past officers and directors would be classified as an “underwriter” within the meaning of the Section 2(11) of the Securities Act of 1933, as amended.

We fully anticipated that business opportunities will come to the Company’s attention from various sources. These sources may include, but not be limited to, its principal shareholders, professional advisors such as attorneys and accountants, securities broker-dealers, and others who may present unsolicited proposals. Currently, the Company has no agreements, whether written or oral, with any individual or entity, to act as a finder for the Company.
Our current administrative office is located at 2425 Post Road, Suite 205, Southport, CT 06890-1267

Letter of Intent

On December 23, 2008, Lane Co, #5, Inc., (“the Company’) entered into a Letter of Intent (the “Letter of Intent”) with Volcano Source Acquisition USA, Inc. (“Volcano Source”), a Delaware corporation, relating to a proposed reverse merger transaction between the parties (the “Reverse Merger”).  Under the proposed transaction, the outstanding capital stock of Volcano Source would be exchanged for shares of common stock of the Company in a Reverse Merger, resulting in Volcano Source becoming a wholly-owned subsidiary of the Company. Volcano Source is in the process of becoming a holding company for and formed at the direction of, Wu Da Lian Zhi Volcanic Bio-Technology Co. Ltd., a limited liability company registered in the People’s Republic of China, and manufacturer and distributor of natural mineral water.  It is currently contemplated that the Company will not maintain any of its assets after the Reverse Merger, but that all assets after the Reverse Merger will be those acquired from Volcano Source as a result of the Reverse Merger.

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

In the event that the Company has not consummated a Reverse Merger with Volcano Source on or before November 1, 2009, and the parties have not mutually agreed to extend this date, the negotiations with Volcano Source will be terminated and the Company will not enter into the Reverse Merger.

Volcano Source provided $70,000 of non-refundable deposits with the Original Letter of Intent dated December 28, 2008  along with the First and Second Amendments to the Letter of Intent dated April 27, 2009 and August 12, 2009, respectively to the sole shareholder of the Company.

The total deposits of $70,000 will be applied toward the purchase price at closing.

The parties have also agreed that until the later of November 1, 2009, or 30 days after the termination of the Letter of Intent, that the Company may not solicit or entertain offers from any other parties relating to the acquisition of the Company and must immediately notify Volcano Source regarding any contact between the Company, any of its officers, directors or shareholders, or any of their respective representatives, and any other person regarding any such offer or proposal or any related inquiry.

Furthermore, the Company and Volcano Source have agreed to maintain the confidentiality of any information provided to it by the other party.

Except for the terms described in the immediately preceding paragraph relating to an exclusive dealing period, and maintaining confidentiality, along with the term of the Letter of Intent, the Company and Volcano Source have acknowledged that the terms set forth in the Letter of Intent are not binding on either party until the parties have entered into a definitive merger agreement. As of the date of these financial statements, September 30, 2009, the parties have commenced their respective due diligence reviews, and have not yet begun to draft any of the definitive agreements.

There can be no assurances that the Reverse Merger or any similar transaction contemplated under the terms of the Letter of Intent will ever be consummated.

As of December 23, 2009, the parties to the above captioned letter of intent are continuing their efforts to complete the Reverse Merger, however, they have yet to execute a definitive agreement, therefore, the effect of any transactions, including but not limited to the change in control of the Company, change in management and directors of the Company, exemption from the unregistered sale of securities and the Reverse Merger between the Parties have not been provided for in the accompanying financial statements as of September 30, 2009.

Business Opportunity Selection

A decision to effectuate an acquisition by the Company may be made upon the principal shareholders’ review of the following items:

(1)	the abilities of the new management and personnel;

(2)	the acceptability of new products or services;

(3)	the perceived benefit the acquisition will derive from becoming a publicly traded; and

(4)	factors which may be difficult to analyze through any objective criteria.

It is anticipated that the current or historical operations of a business acquisition candidate may not be indicative of the future because of the need to access additional capital, change product or service strategies, change or make additions to their management team, or make other material changes. The Company will be dependent upon the new management team of a specific business opportunity to identify any such potential issues and to identify and implement any changes required.

 Because our Company may participate in a business opportunity with a newly organized entity or with an entity which is entering a new phase of growth, it should be emphasized that the Company will incur further risks.

 It is anticipated that our Company will be limited to one acquisition due to limited capital and thus, may not be able to properly diversify for the benefit of current shareholders. This should be considered an adverse factor affecting any decision to purchase the Company’s securities.

Our Company may effect transactions having a potentially adverse impact upon our Company’s shareholders. Pursuant to the authority and discretion provided by the Company’s bylaws and the corporate law of the State of Nevada, the Company’s current or future management and its board of directors may complete acquisitions without submitting any proposal to the stockholders for their consideration. Additionally, the Company may not furnish shareholders, prior to any business combination, with financial statements, or any other documentation, concerning a target company or its business.

The analysis of potential business opportunities will be undertaken by or under the supervision of the Company’s principal shareholders, who are not professional business analysts. Current or future management of the Company may decide to hire outside consultants to assist in the investigation and selection of business opportunities, and might pay a finder’s fee, in stock in cash, as allowed by law. Since the Company has no current plans to use any outside consultants, no criteria or policies have been adopted.

The Company anticipates that it will consider, among other things, the following factors:

1.	Potential for growth and profitability indicated by new technology, anticipated market expansion, or new products;

2.	The Company’s perception of how any particular business opportunity will be received by the investment community and by the Company’s stockholders;

3.
Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

4.	Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

5.	Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

6.	The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

7.	The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

Not one of the factors described, if any, above will be controlling in the selection of a business opportunity. We will attempt to analyze all factors appropriate to each opportunity. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex. Potential investors must recognize that, because of the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

We are unable to predict when it may participate in a business opportunity. Prior to making a decision with regards to a business opportunity, the Company’s current or future management may request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time following completion of a merger transaction; and other information deemed relevant.

As part of the Company’s investigation, our officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company’s limited financial resources.

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of “penny stocks.” The regulations would affect, and possibly impair, any market that might develop in the Company’s securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the “penny stock” regulations.

The Company believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates who have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

Acquisition Structure

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management, board of directors and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company’s existing management and directors may resign and new management and directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Internal Revenue Code, the Company’s current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the principal shareholders.

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company’s securities may have a depressive effect upon such market.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms normally found in an agreement of that type.

As a general matter, the Company anticipates that it, and/or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such letter of intent will set forth the terms of the proposed acquisition but will generally not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure such goods and services.

In all probability, upon completion of an acquisition or merger, there will be a change in control through issuance of substantially more shares of common stock. Further, in conjunction with an acquisition or merger, it is likely that the principal shareholders may offer to sell a controlling interest at a price not relative to or reflective of a price which could be achieved by individual shareholders at the time.

Investment Company Act and Other Regulations

The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an “investment company” under the Investment Company Act of 1940 (the “Investment Act”), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

Section 3(a) of the Investment Act contains the definition of an “investment company,” and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading “investment securities” (defined as “all securities other than government securities or securities of majority-owned subsidiaries”) the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exception from the definition of “investment company.” Consequently, the Company’s participation in a business or opportunity through the purchase and sale of investment securities will be limited.

 The Company’s plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

Any securities which the Company might acquire in exchange for its Common Stock are expected to be “restricted securities” within the meaning of the Securities Act of 1933, as amended (the “Act”). If the Company elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the U. S. Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to effect such resale.

An acquisition made by the Company may be in an industry which is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Competition

We expect to encounter substantial competition in our efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than our Company and will therefore be in a better position than our Company to obtain access to attractive business opportunities.

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

Item 1B. Unresolved Staff Comments.

N/A

Item 2. Description of Property.

We do not own or lease any properties and at this time have no agreements to own or lease any properties in the near future.

Item 3. Legal Proceedings.

The Company is not party to any legal proceedings nor is it aware of any investigation, claim or demand made on the Company that may reasonably result in any legal proceedings.

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

N/A

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

Letter of Intent

On December 23, 2008, Lane Co, #5, Inc., (“the Company’) entered into a Letter of Intent (the “Letter of Intent”) with Volcano Source Acquisition USA, Inc. (“Volcano Source”), a Delaware corporation, relating to a proposed reverse merger transaction between the parties (the “Reverse Merger”).  Under the proposed transaction, the outstanding capital stock of Volcano Source would be exchanged for shares of common stock of the Company in a Reverse Merger, resulting in Volcano Source becoming a wholly-owned subsidiary of the Company. Volcano Source is in the process of becoming a holding company for and formed at the direction of, Wu Da Lian Zhi Volcanic Bio-Technology Co. Ltd., a limited liability company registered in the People’s Republic of China, and manufacturer and distributor of natural mineral water.  It is currently contemplated that the Company will not maintain any of its assets after the Reverse Merger, but that all assets after the Reverse Merger will be those acquired from Volcano Source as a result of the Reverse Merger.

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

In the event that the Company has not consummated a Reverse Merger with Volcano Source on or before November 1, 2009, and the parties have not mutually agreed to extend this date, the negotiations with Volcano Source will be terminated and the Company will not enter into the Reverse Merger.

Volcano Source provided $70,000 of non-refundable deposits with the Original Letter of Intent dated December 28, 2008 along with the First and Second Amendments to the Letter of Intent dated April 27, 2009 and August 12, 2009, respectively to the sole shareholder of the Company.

The total deposits of $70,000 will be applied toward the purchase price at closing.

The parties have also agreed that until the later of November 1, 2009, or 30 days after the termination of the Letter of Intent, that the Company may not solicit or entertain offers from any other parties relating to the acquisition of the Company and must immediately notify Volcano Source regarding any contact between the Company, any of its officers, directors or shareholders, or any of their respective representatives, and any other person regarding any such offer or proposal or any related inquiry.

Furthermore, the Company and Volcano Source have agreed to maintain the confidentiality of any information provided to it by the other party.

Except for the terms described in the immediately preceding paragraph relating to an exclusive dealing period, and maintaining confidentiality, along with the term of the Letter of Intent, the Company and Volcano Source have acknowledged that the terms set forth in the Letter of Intent are not binding on either party until the parties have entered into a definitive merger agreement. As of the date of these financial statements, September 30, 2009, the parties have commenced their respective due diligence reviews, and have not yet begun to draft any of the definitive agreements.

There can be no assurances that the Reverse Merger or any similar transaction contemplated under the terms of the Letter of Intent will ever be consummated.

As of December 23, 2009, the parties to the above captioned letter of intent are continuing their efforts to complete the Reverse Merger, however, they have yet to execute a definitive agreement, therefore, the effect of any transactions, including but not limited to the change in control of the Company, change in management and directors of the Company, exemption from the unregistered sale of securities and the Reverse Merger between the Parties have not been provided for in the accompanying financial statements as of September 30, 2009.

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

Revenues. For the fiscal years ended September 30, 2009 and 2008 the period from November 2, 2005 (Inception) to September 30, 2009, the Company had no activities that produced revenues from operations.

Net Loss. For the fiscal years ended September 30, 2009 and 2008 the Company had a net loss of $7,020 and $4,025, respectively. From the Company’s date of inception (November 2, 2005) to September 30, 2009, the Company had a net loss of $23,470. These losses were mostly due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on December 15, 2005 and fees related to annual and quarterly reports filed since the effectiveness of such registration statement.

General and Administrative Expenses. For the fiscal years ended September 30, 2009 and 2008, the Company had general and administrative expenses of $7,020 and $4,025 respectively. From November 2, 2005 (date of inception)  to September 30, 2009, the Company had general and administrative expenses of $23,470. These expenses were due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on December 15, 2005 and fees related to annual and quarterly reports filed since the effectiveness of such registration statement

Liquidity and Capital Resources

As of September 30, 2009 and 2008, the Company had no assets. The Company’s current liabilities as of September 30, 2009 and 2008 totaled $3,005 and $9,450, respectively which are comprised of accounts payable.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Fiscal Years Ended September 30, 2009 and 2008

For the period
	For the year	For the year	November 2, 2005
	ended	ended	(Inception) to
	September 30, 2009	September 30, 2008	September 30, 2009

Used in operating activities	$(13,465)	$-	$(20,465)
Provided by investing activities	-	-	-
Provided by financing activities	13,465	-	20,465

Net effect on cash	$-	$-	$-

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

Subsequent Events

None

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

N/A

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Lane Co #5, Inc.

We have audited the accompanying balance sheets of Lane Co #5, Inc. (“the Company”) as of September 30, 2009 and 2008 and the related statements of income, stockholders’ equity (deficit) and cash flows for the years then ended; and the period from November 2, 2005 (date of inception) to September 30, 2009. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and the period from November 2, 2005 (date of inception) to September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, as of September 30, 2009, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act. The Company’s current business is to pursue a business combination through acquisition, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Conner & Associates, PC
Conner & Associates, PC
Newtown, Pennsylvania
23 December 2009

LANE CO #5, INC.
(A Development Stage Enterprise)
Balance Sheets

	9/30/2009	9/30/2008

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	3,005	9,450

Total liabilities	3,005	9,450

Commitment and contingencies	-	-

Stockholder's equity (deficit)
Preferred stock, $.0001 par value, authorized 10,000,000 shares, none issued	-	-
Common stock, $.0001 par value, authorized 100,000,000 shares 100,000 issued and outstanding	10	10
Additional paid-in capital	20,455	6,990
Deficit accumulated during the development stage	(23,470)	(16,450)

Total stockholder's equity (deficit)	(3,005)	(9,450)

Total liabilities and stockholder's equity (deficit)	$-	$-

The accompanying notes should be read in conjunction with the financial statements

LANE CO #5, INC.
(A Development Stage Enterprise)
Statements of Operations

For the period
	For the year	For the year	November 2, 2005
	ended	ended	(Inception) to
	September 30, 2009	September 30, 2008	September 30, 2009

Net sales	$-	$-	$-

Cost of sales	-	-	-

Gross profit	-	-	-

General and administrative expenses	7,020	4,025	23,470

Net loss	$(7,020)	$(4,025)	$(23,470)

Weighted average number of common shares outstanding (basic and fully diluted)	100,000	100,000	100,000

Basic and diluted (loss) per common share	$ NIL	$ NIL	$ NIL

Nil = < $.01
The accompanying notes should be read in conjunction with the financial statements

LANE CO #5, INC.
(A Development Stage Enterprise)
Statements of Changes in Stockholders' Equity (Deficit)
For the period November 2, 2005 (Inception) to September 30, 2009

				Deficit
				Accumulated
			Additional	During the	Stockholder's
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance - November 2, 2005 (Inception)	-	$-	$-	$-	$-

Issuance of common shares	100,000	10	6,990	-	7,000

Net (loss)	-	-	-	(8,400)	(8,400)

Balance, September 30, 2006	100,000	10	6,990	(8,400)	(1,400)

Net (loss)	-	-	-	(4,025)	(4,025)

Balance, September 30, 2007	100,000	10	6,990	(12,425)	(5,425)

Net (loss)	-	-	-	(4,025)	(4,025)

Balance, September 30, 2008	100,000	10	6,990	(16,450)	(9,450)

Additional capital contributions			13,465		13465

Net (loss)	-	-	-	(7,020)	(7,020)

Balance, September 30, 2009	100,000	$10	$20,455	$(23,470)	$(3,005)

The accompanying notes should be read in conjunction with the financial statements

LANE CO #5, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period
	For the year	For the year	November 2, 2005
	ended	ended	(Inception) to
	September 30, 2009	September 30, 2008	September 30, 2009

Cash flows from operating activities
Net (loss)	$(7,020)	$(4,025)	$(23,470)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Increase (decrease) in accounts payable	(6,445)	4,025	3,005

Net cash (used in) operating activities	(13,465)	-	(20,465)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	7,000
Proceeds from additional capital contributions	13,465		13,465

Net cash provided by financing activities	13,465	-	20,465

Net increase in cash and cash equivalents	-	-	-

Cash - beginning of period	-	-	-

Cash - end of period	$-	$-	$-

Supplemental disclosure of cash flow information:
Taxes paid	-	-	-
Interest paid	$-	$-	$-

The accompanying notes should be read in conjunction with the financial statements

LANE CO #5, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

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

Letter of Intent

On December 23, 2008, Lane Co, #5, Inc., (“the Company’) entered into a Letter of Intent (the “Letter of Intent”) with Volcano Source Acquisition USA, Inc. (“Volcano Source”), a Delaware corporation, relating to a proposed reverse merger transaction between the parties (the “Reverse Merger”).  Under the proposed transaction, the outstanding capital stock of Volcano Source would be exchanged for shares of common stock of the Company in a Reverse Merger, resulting in Volcano Source becoming a wholly-owned subsidiary of the Company. Volcano Source is in the process of becoming a holding company for and formed at the direction of, Wu Da Lian Zhi Volcanic Bio-Technology Co. Ltd., a limited liability company registered in the People’s Republic of China, and manufacturer and distributor of natural mineral water.  It is currently contemplated that the Company will not maintain any of its assets after the Reverse Merger, but that all assets after the Reverse Merger will be those acquired from Volcano Source as a result of the Reverse Merger.

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

In the event that the Company has not consummated a Reverse Merger with Volcano Source on or before November 1, 2009, and the parties have not mutually agreed to extend this date, the negotiations with Volcano Source will be terminated and the Company will not enter into the Reverse Merger.

Volcano Source provided $70,000 of non-refundable deposits with the Original Letter of Intent dated December 28, 2008 along with the First and Second Amendments to the Letter of Intent dated April 27, 2009 and August 12, 2009, respectively to the sole shareholder of the Company.

The total deposits of $70,000 will be applied toward the purchase price at closing.

The parties have also agreed that until the later of November 1, 2009, or 30 days after the termination of the Letter of Intent, that the Company may not solicit or entertain offers from any other parties relating to the acquisition of the Company and must immediately notify Volcano Source regarding any contact between the Company, any of its officers, directors or shareholders, or any of their respective representatives, and any other person regarding any such offer or proposal or any related inquiry. Furthermore, the Company and Volcano Source have agreed to maintain the confidentiality of any information provided to it by the other party.

Except for the terms described in the immediately preceding paragraph relating to an exclusive dealing period, and maintaining confidentiality, along with the term of the Letter of Intent, the Company and Volcano Source have acknowledged that the terms set forth in the Letter of Intent are not binding on either party until the parties have entered into a definitive merger agreement. As of the date of these financial statements, September 30, 2009, the parties have commenced their respective due diligence reviews, and have not yet begun to draft any of the definitive agreements.

There can be no assurances that the Reverse Merger or any similar transaction contemplated under the terms of the Letter of Intent will ever be consummated.

As of December 23, 2009, the parties to the above captioned letter of intent are continuing their efforts to complete the Reverse Merger, however, they have yet to execute a definitive agreement, therefore, the effect of any transactions, including but not limited to the change in control of the Company, change in management and directors of the Company, exemption from the unregistered sale of securities and the Reverse Merger between the Parties have not been provided for in the accompanying financial statements as of September 30, 2009.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s Regulation S-X. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the years ended September 30, 2009 and 2008, respectively along with the period November 2, 2005 (date of inception) to September 30, 2009.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Because of the use of estimates inherent in the financial reporting process, actual results may differ significantly from those estimates.

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and accounts payables approximates the carrying amount of these financial instruments due to their short maturity.

Net Loss Per Share Calculation

Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per shares is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

 Revenue Recognition

For the period November 2, 2005 (inception) to September 30, 2009, the Company did not realize any revenue

Income Taxes

Income taxes are provided for using the liability method of accounting. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately ninety accounting topics, and displays all topics using a consistent structure. Contents in each topic are further organized first by subtopic, then section and finally paragraph. The paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the topic, subtopic, section and paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 –Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.

ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.

As of September 30, 2009, the first annual period in which ASU 2009-1 is effective, all citations to the various SFAS’ have been eliminated and will be replaced with FASB ASC as suggested by the FASB in future interim and annual financial statements.

The Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 2. PREFERRED STOCK

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

As of September 30, 2009 and 2008, the Company had no preferred stock issued and outstanding.

NOTE 3.  COMMON STOCK

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

As of September 30, 2009 and 2008, the Company has 100,000 shares of common stock issued and outstanding.

NOTE 4. INCOME TAXES

The Company utilizes the asset and liability method for financial accounting and reporting accounting of income taxes. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and the tax basis of assets and liabilities, and are measured by applying enacted rates and laws to taxable years in which such differences are expected to be recovered or settled. Any changes in tax rates or laws are recognized in the period when such changes are enacted.

For the years ended September 30, 2009 and 2008, and the cumulative period from November 2, 2005 (date of inception) through September 30, 2009, for financial accounting purposes, the Company reported net losses of $7,020, $4,025 and $23,470, respectively.

As of September 30, 2009, the Company had federal and state net operating loss carryforwards of approximately $23,470 which expire in 2029.

Utilization of these loss carryforwards may be limited by certain federal statutory provisions, including cumulative changes in ownership interests in excess of 50% over a three-year period.

As of September 30, 2009, the Company had deferred income tax assets of approximately $9,388, which result primarily from federal and state net operating loss carryforwards. Because the Company has not yet achieved profitable operations, management believes the potential tax benefits as of September 30, 2009 will not be realized, and accordingly has recorded a valuation allowance for the entire gross tax asset.

The Company’s effective tax rate differed from the federal statutory rate due to deferred state tax assets and the Company’s full valuation allowance, the latter of which reduced the Company’s effective tax rate to zero.

As of September 30, 2009, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	-34%
State taxes - net of federal benefits	-5%
Valuation allowance	39%
Income tax rate – net	0%

NOTE 5 – GOING CONCERN

As of September 30, 2009, Company is a shell company as defined in Rule 12b-2 of the Exchange Act. The Company’s current business is to pursue a business combination through acquisition, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company.
The Company’s financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period from November 2, 2005 (inception) to September 30, 2009, the Company incurred losses of $23,470.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the principal executive officer and the principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following deficiency:

●
We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director. While this control deficiency did not result in any audit adjustments to our 2007, 2008 or 2009 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

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

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

During the fourth quarter of the fiscal year ended September 30, 2009, there was no information required to be reported on Form 8-K which was not previously reported.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Identification of Directors, Executive Officers, Promoters, and Control Persons for the year ended September 30, 2008:

Name	Age	Position	Term
John D. Lane	63	President and Sole Director	November 2, 2005 thru present

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

Based solely on the Company’s review of the copies of the forms received by it during the period from November 2, 2005 (inception) to September 30, 2009 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

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

Item 11. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered during the years ended September 30, 2009 and 2008.

Name and Position	Year	Annual Compensation
John D. Lane, President & Sole Director	2009	None
	2008	None

Director Compensation

We do not currently pay any cash fees or expenses to our directors.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners.

The following table sets forth, as of December 23, 2009, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

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

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $4,750 and $3,500 for the years ended September 30, 2009 and 2008, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph were $0 for the years ended September 30, 2009 and 2008, respectively.

(3) TAX FEES

The aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for the years ended September 30, 2009 and 2008, respectively.

(4) ALL OTHER FEES
The aggregate fees billed for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were $0 for the years ended September 30, 2009 and 2008, respectively.

Part IV
Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits:

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on November 2, 2005

*3.2	By-Laws

23.1	Consent of Conner & Associates, PC

31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2009.

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
Date: December 23, 2009
By: /s/ John D. Lane

John D. Lane, President and Chief Executive Officer
Principal Executive Officer
Principal Financial Officer