Form 10-Q
period 2009-12-31
LANE CO 5 INC
filed 2010-02-09
CIK 1347008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date. There were 100,000 of Common Stock outstanding on February 09, 2010.

Table of Contents
LANE CO. #5, INC.
(a development stage company)
TABLE OF CONTENTS

LANE CO. #5, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS

	December 31, 2009	September 30, 2009
	(Unaudited)	(Audited)
ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	$4,000	$3,005

Total liabilities	4,000	3,005

Commitment and contingencies	-	-

Stockholder's equity (deficit)
Preferred stock, $.0001 par value, authorized 10,000,000 shares, none issued
Common stock, $.0001 par value, authorized 100,000,000 shares; 100,000 issued and outstanding	10	10
Additional paid-in capital	23,210	20,455
Deficit accumulated during the development stage	(27,220)	(23,470)

Total stockholder's equity (deficit)	(4,000)	(3,005)

Total liabilities and stockholder's equity (deficit)	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements

LANE CO. #5, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS

			For the period
			November 2, 2005
	For the three months ended		(Inception) to
	December 31, 2009	December 31, 2008	December 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$-	$-	$-

Cost of sales	-	-	-

Gross profit	-	-	-

General and administrative expenses	3,750	875	27,220
Total expenses	3,750	875	27,220

Income (loss) from operations	(3,750)	(875)	(27,220)

Provision for income taxes	-	-	-

Net (loss)	$(3,750)	$(875)	$(27,220)

Weighted average number of common shares outstanding (basic and fully diluted)	100,000	100,000	100,000

Basic and diluted (loss) per common share	$(0.04)	$(0.01)	$(0.27)

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements

LANE CO. #5, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS

			For the period
			November 2, 2005
	For the three months ended		(Inception) to
	December 31, 2009	December 31, 2008	December 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net (loss)	$(3,750)	$(875)	$(27,220)

Adjustments to reconcile net (loss) to net
cash used in operating activities:
Increase (decrease) in accounts payable	995	875	4,000

Net cash (used in) operating activities	(2,755)	-	(23,220)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	7,000
Proceeds from additional capital contributions	2,755	-	16,220

Net cash provided by financing activities	2,755	-	23,220

Net increase in cash and cash equivalents	-	-	-

Cash - beginning of period	-	-	-

Cash - end of period	$-	$-	$-

Supplemental disclosure of cash flow information:
Taxes paid	-	-	-
Interest paid	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements

LANE CO. #5, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
December 31, 2009

NOTE 1 - Organization

Lane Co #5, Inc. (“the Company”) was incorporated in State of Delaware on November 2, 2005 and is currently in its development stage.

On December 15, 2005 the Company filed a Registration Statement on Form 10 to have its common stock, par value $0.0001 registered under Section 12 (g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In accordance with the provisions of the Exchange Act such Registration Statement became effective on February 13, 2006.

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

NOTE 2 – Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the respective periods presented.  The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 as filed with the SEC on December 31, 2009.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period November 2, 2005 (inception) through December 31, 2009, the Company did not maintain a bank account.  All expenses were paid by the Company’s sole shareholder.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and accounts payable approximates the carrying amount of these financial instruments due to their short maturity.

Net Loss per Share Calculation

Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

Revenue Recognition

For the period November 2, 2005 (inception) to December 31, 2009, the Company did not realize any revenue

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

As of December 31, 2009, all citations to the various SFAS’ have been eliminated and will be replaced with FASB ASC as suggested by the FASB in future interim and annual financial statements.

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

As of December 31, 2009, the Company had no outstanding preferred stock.

NOTE 4 − Common Stock

As of December 31, 2009, the Company is authorized to issue 100,000,000 shares of Common Stock.

On November 3, 2005, the Company issued 100,000 shares of Common Stock for total consideration of $7,000 to the sole shareholder of the Company at that date.

During the period from November 02, 2005 (inception) to December 31, 2009, the sole shareholder of the Company made additional capital contributions of $16,220.

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

NOTE 5 − Income Taxes

The Company has $10,888 in gross deferred tax assets at December 31, 2009 resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period November 02, 2005 (inception) to December 31, 2009. As of December 31, 2009, the Company has federal net operating loss carry forwards of approximately $27,220 available to offset future taxable income through 2029.  The difference between the tax provision at the statutory federal income tax rate an December 31, 2009 the tax provision attributable to loss before income taxes is as follows (in percentages):

For the period
November 2, 2005
(inception) through
December 31, 2009
Statutory federal income taxes	34.0%
State taxes, net of federal benefits	5.0%
Valuation allowance	-39.0%
Income tax rate	-

NOTE 6 − Going Concern

As of December 31, 2009, the accompanying interim financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period from November 2, 2005 (inception) to December 31, 2009, the Company did not maintain any operations and incurred losses of $27,220 consisting of professional and audit fees for the Company to maintain its SEC reporting requirements.

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

NOTE 7 – Subsequent Events

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

On February 8, 2010, the Company entered into the Third Amendment to its Letter of Intent with Volcano Source Acquisition USA, Inc. (“Volcano Source”), a Delaware corporation, relating to a proposed reverse merger transaction between the parties (the “Reverse Merger”).  This amendment extends the term of the exclusivity provision in the original letter of intent, as amended, until June 30, 2010.  It also clarifies that the non-refundable purchase price deposit of $70,000 has been paid to the Company's sole stockholder and not to the Company.  Under the proposed transaction, the outstanding capital stock of Volcano Source would be exchanged for shares of common stock of the Company in a Reverse Merger, resulting in Volcano Source becoming a wholly-owned subsidiary of the Company.

Except for the terms relating to an exclusive dealing period, non-refundable deposit, and maintaining confidentiality, along with the term of the letter of intent and amendments, the letter of intent is not binding until the parties have entered into a definitive agreement for the transaction.  The parties are continuing their efforts to complete the Reverse Merger, however, they have yet to execute a definitive agreement.  There can be no assurances that the Reverse Merger or any similar transaction contemplated under the terms of the letter of intent will ever be consummated.

As of February 9 2010, the date as to which the financial statements as of and for the three months ended December 31, 2009 were available to be issued, the parties to the above captioned letter of intent have yet to execute a definitive agreement, therefore, the effect of any transactions have not been provided for in the accompanying interim financial statements as of December 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On December 15, 2005 the Company filed a Registration Statement on Form 10 to have its common stock, par value $0.0001 registered under Section 12 (g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In accordance with the provisions of the Exchange Act such Registration Statement became effective on February 13, 2006.

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

The Company's current business plan is to seek a suitable acquisition candidate through acquisition, merger, reverse merger or other suitable business combination method. We plan to seek, investigate and acquire one or more properties or businesses with the intent to maximize or further enhance shareholder value. The Company has limited capital. As such, it is unlikely that the Company will be able to take advantage of more than one such business opportunity. We intend to seek opportunities demonstrating the potential of long-term growth.

Results of Operations

 For the Three Months Ended December 31, 2009

 The following is a summary of the Company's cash flows from operating, investing, and financing activities:

	For the three months ended
	December 31, 2009	December 31, 2008

Net cash (used in) operating activities	$(2,755)	$-
Net cash provided by financing activities	$2,755	$-
Net increase in cash and cash equivalents	$-	$-
Cash, beginning of period	$-	$-
Cash, end of period	$-	$-

For the three months ended December 31, 2009 and 2008, we had no revenues.

Our total assets did not change as of December 31, 2009 as compared to September 30, 2009.  Since inception, we have not maintained a corporate bank account.  Expenses have been paid by the Company’s sole shareholder.

Our total liabilities increased to $4,000 at December 31, 2009 from $3,005 at September 30, 2009. This increase was due to a increase in accounts payable. The increase in accounts payable was due to an increase in accounting fees in connection with the Company’s letter of intent with Volcano Source Acquisition USA, Inc. and our reporting requirements to the SEC.

Our total expenses increased to $3,750 for the three months ended December 31, 2009 from $875 for the three months ended December 31, 2008. The increase in operating expenses was due to an increase in accounting fees in connection with the Company’s letter of intent with Volcano Source Acquisition USA, Inc. and our reporting requirements to the SEC.

We recorded a net loss of $3,750 for the three months ended December 31, 2009, as compared with a net loss of $875 for the three months ended December 31, 2008. The increase in the net loss was due to an increase in accounting fees in connection with the Company’s letter of intent with Volcano Source Acquisition USA, Inc. and our reporting requirements to the SEC.

Total stockholder’s deficit was increased to $4,000 as of December 31, 2009 from $3,005 as of September 30, 2009. This increase in total stockholder’s deficit was due a capital contribution of $2,755 by the Company’s sole shareholder and the net loss we realized for the three months ended December 31, 2009 of $3,750.

Liquidity and Capital Resources

As of December 31, 2009, we had no cash and an accumulated deficit during the development stage; November 2, 2005 (inception) to December 31, 2009 of 27,220.

Our operating activities used $2,755 in cash for the three months ended December 31, 2009, while our operations used zero cash for the three months ended December 31, 2008. The increase in uses of operating cash was primarily attributable to an increase in accounting fees in connection with the Company’s letter of intent with Volcano Source Acquisition USA, Inc. and our reporting requirements to the SEC.

As of December 31, 2009, the Company is a shell company, as defined in Rule 12b-2 of the Exchange Act. The Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. The Company has not conducted negotiations or entered into a letter of intent concerning any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company. In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and developing a consistent source of revenues. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and become profitable and to be able to sustain such profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s shareholders shall fund the Company’s activities while the Company takes steps to locate and negotiate with a business entity through acquisition, or merger with, an existing company; however, there can be no assurance these activities will be successful.

We did not realize any revenue during the three months ended December 31, 2009 and for the period November 2, 2005 (inception) to December 31, 2009.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and developing a consistent source of revenues. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and become profitable and to be able to sustain such profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Due to the foregoing and our status as a shell company with no current operations, as of September 30, 2009 and 2008, our auditors have expressed their doubt as to the ability to continue as a going concern.

Management believes that the Company will require a cash infusion of at least $25,000 for the next twelve months to fund its operations. Historically, we have depended on funds from our sole shareholder to provide us with working capital as required. There is no guarantee that such funding will be available when required and there can be no assurance that our sole stockholder will continue making loans or advances to us in the future.

Off Balance Sheet Arrangements

As of December 31, 2009, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our operating results are not affected by seasonality.

Inflation

Our business and operating results are not affected in any material way by inflation.

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure about Critical Accounting Policies" suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The nature of our business generally does not call for the preparation or use of estimates. Due to the fact that the Company does not have any operating business, we do not believe that we do not have any such critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

N/A.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:               OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 1A. Risk Factors.

N/A.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

N/A.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

N/A.

Item 6. Exhibits.

Exhibit No.	Description

31.1
Certification by John D. Lane, the Principal Executive Officer and Principal Financial Officer of Lane Co #5, Inc.,  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

,
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

LANE CO #5, INC.
Dated: February 09, 2010
/s/ John D. Lane
John D. Lane, President and Chief Executive Officer
Principal Executive Officer
Principal Financial Officer