Form 10-Q
period 2010-06-30
LANE CO 5 INC
filed 2010-08-19
CIK 1347008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date. There were 100,000 of Common Stock outstanding on August 19, 2010.

Table of Contents
LANE CO. #5, INC.
(a development stage company)
TABLE OF CONTENTS

LANE CO. #5, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS

	June 30, 2010	September 30, 2009
	(Unaudited)	(Audited)
ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	$12,041	$3,005

Total liabilities	12,041	3,005

Commitment and contingencies	-	-

Stockholder's equity (deficit)
Preferred stock, $.0001 par value, authorized 10,000,000 shares, none issued and outstanding
Common stock, $.0001 par value, authorized 100,000,000 shares; 100,000 issued and outstanding	10	10
Additional paid-in capital	23,936	20,455
Deficit accumulated during the development stage	(35,987)	(23,470)

Total stockholder's equity (deficit)	(12,041)	(3,005)

Total liabilities and stockholder's equity (deficit)	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements

LANE CO. #5, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS

					For the period
					November 2, 2005
	For the three months ended		For the nine months ended		(Inception) to
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-

General and administrative expenses	3,750	2,470	12,517	4,345	35,987
Total expenses	3,750	2,470	12,517	4,345	35,987

Income (loss) from operations	(3,750)	(2,470)	(12,517)	(4,345)	(35,987)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(3,750)	$(2,470)	$(12,517)	$(4,345)	$(35,987)

Weighted average number of
common shares outstanding
(basic and fully diluted)	100,000	100,000	100,000	100,000	100,000

Basic and diluted (loss) per common share	$(0.04)	$(0.02)	$(0.13)	$(0.04)	$(0.36)

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements

LANE CO. #5, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS

			For the period
			November 2, 2005
	For the nine months ended		(Inception) to
	June 30, 2010	June 30, 2009	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net (loss)	$(12,517)	$(4,345)	$(35,987)

Adjustments to reconcile net (loss) to net
cash used in operating activities:
Increase (decrease) in accounts payable	9,036	(8,040)	12,041

Net cash (used in) operating activities	(3,481)	(12,385)	(23,946)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	7,000
Proceeds from additional capital contributions	3,481	12,385	16,946

Net cash provided by financing activities	3,481	12,385	23,946

Net increase in cash and cash equivalents	-	-	-

Cash - beginning of period	-	-	-

Cash - end of period	$-	$-	$-

Supplemental disclosure of cash flow information:
Taxes paid	-	-	-
Interest paid	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements

LANE CO. #5, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

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

NOTE 2 – Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the respective periods presented.  The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 as filed with the SEC on December 23, 2009.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period November 2, 2005 (inception) through June 30, 2010, the Company did not maintain a bank account.  All expenses were paid by the Company’s sole shareholder.

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

Revenue Recognition

For the period November 2, 2005 (inception) to June 30, 2010, the Company did not realize any revenue

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

As of June 30, 2010, all citations to the various SFAS’ have been eliminated and will be replaced with FASB ASC as suggested by the FASB in future interim and annual financial statements.

As of June 30, 2010, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 3 − Preferred Stock

As of June 30, 2010, the Company is authorized to issue 10,000,000 shares of Preferred Stock. The Preferred Stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

As of June 30, 2010, the Company had no outstanding preferred stock.

NOTE 4 − Common Stock

As of June 30, 2010, the Company is authorized to issue 100,000,000 shares of Common Stock.

On November 3, 2005, the Company issued 100,000 shares of Common Stock for total consideration of $7,000 to the sole shareholder of the Company at that date.

During the period from November 02, 2005 (inception) to June 30, 2010, the sole shareholder of the Company made additional capital contributions of $16,946.

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

NOTE 5 − Income Taxes

As of June 30, 2010, the Company has $14,395 in gross deferred tax assets resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company’s management believesr future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period November 02, 2005 (inception) to June 30, 2010. As of June 30, 2010, the Company has federal net operating loss carry forwards of approximately $35,987 available to offset future taxable income through 2030.  The difference between the tax provision at the statutory federal income tax rate at June 30, 2010 the tax provision attributable to loss before income taxes is as follows:

For the period
November 2, 2005
(inception) through
June 30, 2010

Statutory federal income taxes	34.0%
State taxes, net of federal benefits	5.0%
Valuation allowance	-39.0%
Income tax rate	-

NOTE 6 − Going Concern

As of June 30, 2010, the accompanying interim financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period from November 2, 2005 (inception) to June 30, 2010, the Company did not maintain any operations and incurred losses of $35,987 consisting of professional and SEC audit fees for the Company to maintain its SEC reporting requirements.

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

NOTE 8 – Subsequent Events

As of August 19 2010, the date as to which the financial statement as of and for the nine months ended June 30, 2010 were available to be issued, the parties to the above captioned letter of intent in Note 7 have yet to execute a definitive agreement, therefore, the effect of any transactions have not been provided for in the accompanying interim financial statements as of June 30, 2010.

As of August 19, 2010, the date the interim financial statements were available to be issued, there are no other subsequent events that are required to be recorded or disclosed in the accompanying interim financial statements as of and for the nine months ended June  30, 2010.

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

Results of Operations

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the nine months ended
	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)
Net cash (used in) operating activities	$(3,481)	$(12,385)
Net cash provided by financing activities	$3,481	$12,385
Net increase in cash and cash equivalents	$-	$-
Cash, beginning of period	$-	$-
Cash, end of period	$-	$-

Our total assets did not change as of June 30, 2010 as compared to September 30, 2009.  Since inception, we have not maintained a corporate bank account.  Expenses have been paid by the Company’s sole shareholder.

Our total liabilities increased to $12,041 at June 30, 2010 from $3,005 at September 30, 2009. This increase was due to an increase in accounts payable. The increase in accounts payable was due to an increase in accounting fees in connection with the Company’s letter of intent with Volcano Source Acquisition USA, Inc. and our reporting requirements to the SEC.

Total stockholder’s deficit was increased to $12,041 as of June 30, 2010 from $3,005 as of September 30, 2009. This increase in total stockholder’s deficit was due to a capital contribution of $3,481 by the Company’s sole shareholder and the net loss we realized for the nine months ended June 30, 2010 of $12,517.

Three months Ended June 30, 2010 Compared to Three months Ended June 30, 2009

For the three months ended June 30, 2010 and 2009, we had no revenues.

Our total expenses increased to $3,750 for the three months ended June 30, 2010 from $2,470 for the three months ended June 30, 2009. The increase in operating expenses was due to an increase in accounting fees in connection with the Company’s letter of intent with Volcano Source Acquisition USA, Inc. and our reporting requirements to the SEC.

We recorded a net loss of $3,750 for the three months ended June 30, 2010, as compared with a net loss of $2,470 for the three months ended June 30, 2009. The increase in the net loss was due to an increase in accounting fees in connection with the Company’s letter of intent with Volcano Source Acquisition USA, Inc. and our reporting requirements to the SEC.

Nine months Ended June 30, 2010 Compared to Six months Ended June 30, 2009

For the nine months ended June 30, 2010 and 2009, we had no revenues.

Our total expenses increased to $12,517 for the nine months ended June 30, 2010 from $4,345 for the nine months ended June 30, 2009. The increase in operating expenses was due to an increase in accounting fees in connection with the Company’s letter of intent with Volcano Source Acquisition USA, Inc. and our reporting requirements to the SEC.

We recorded a net loss of $12,517 for the nine months ended June 30, 2010, as compared with a net loss of $4,345 for the nine months ended June 30, 2009. The increase in the net loss was due to an increase in accounting fees in connection with the Company’s letter of intent with Volcano Source Acquisition USA, Inc. and our reporting requirements to the SEC.

Liquidity and Capital Resources

As of June 30, 2010, we had no cash and an accumulated deficit during the development stage; November 2, 2005 (inception) to June 30, 2010 of $35,987.

Our operating activities used $3,481 in cash for the nine months ended June 30, 2010, while our operations used $12,385 in cash for the nine months ended June 30, 2009. The decrease in uses of operating cash was primarily attributable to an increase in accounts payable and net loss realized by the Company.

As of June 30, 2010, the Company is a shell company, as defined in Rule 12b-2 of the Exchange Act. The Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. No assurances can be given that the Company will be successful in locating or negotiating with any target company. In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and developing a consistent source of revenues. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and become profitable and to be able to sustain such profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s shareholder shall fund the Company’s activities while the Company takes steps to locate and negotiate with a business entity through acquisition, or merger with, an existing company; however, there can be no assurance these activities will be successful.

We did not realize any revenue during the nine months ended June 30, 2010 and for the period November 2, 2005 (inception) to June 30, 2010.

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

Off Balance Sheet Arrangements

As of June 30, 2010, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Dated: August 19, 2010
/s/ John D. Lane
John D. Lane, President and Chief Executive Officer
Principal Executive Officer
Principal Financial Officer